Form 10QSB
period 2001-03-31
NEVADA HOLDINGS GROUP INC
filed 2001-04-02
CIK 1134011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-32321


                           NEVADA HOLDING GROUP, INC.
             (Exact name of registrant as specified in its charter)


                 NEVADA                                  88-0440989
(State of jurisdiction of Incorporation)    (I.R.S. Employer Identification No.)


4729 LOMAS SANTE FE STREET, LAS VEGAS, NEVADA            89147-6028
  (Address of principal executive offices)               (Zip Code)


Registrants telephone number, including area code (702) 220-3120


                                       N/A
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2001, the Registrant had 3,404,400 shares of its $0.001 par value common stock issued and outstanding.

As of March 31, 2001, the Registrant had 2,204,400 shares of its $0.001 par value common stock held by non-affiliates of the registrant. No market value has been computed based upon the fact that no market has been established at this time.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION .............................................   3

     ITEM 1.  BALANCE SHEET -- MARCH 31, 2001 ..............................   3

     ITEM 2.  STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED
              MARCH 31, 2001 ...............................................   4

     ITEM 3.  STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED
              MARCH 31, 2001 ...............................................   5

     ITEM 4.  STATEMENT OF SHAREHOLDERS EQUITY THROUGH MARCH 31, 2001.......   6

     ITEM 5.  NOTES TO FINANCIAL STATEMENTS ................................   6

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS ....................................   7

PART II - OTHER INFORMATION ................................................  14

SIGNATURES .................................................................  14

NEVADA HOLDING GROUP, INC.

BALANCE SHEET
MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)
- --------------------------------------------------------------------------------

                                     ASSETS

                                                                (UNAUDITED)            (AUDITED)
                                                               MARCH 31, 2001      DECEMBER 31, 2000
                                                               --------------      -----------------
CURRENT ASSETS:
  Cash                                                           $   8,524             $      -0-
  Accounts Receivable                                               28,800                    -0-
  10% Convertible Notes Receivable                                   2,525                    -0-
                                                                 ---------             ---------
TOTAL CURRENT ASSETS                                             $  39,849                    -0-

OTHER ASSETS:
  Securities at Cost                                             $   1,350             $      -0-
                                                                 ---------             ---------
TOTAL OTHER ASSETS                                               $   1,350                    -0-
                                                                 ---------             ---------

TOTAL ASSETS                                                     $  41,199                    -0-
                                                                 =========             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                               $      -0-            $      -0-
                                                                 ---------             ---------
TOTAL CURRENT LIABILITIES                                        $      -0-                   -0-

STOCKHOLDERS' EQUITY:
  Common  Stock, $0.001 par value, Authorized 50,000,000
   shares; Issued and outstanding; at March 31, 2001 and
   December 31, 2000, 3,404,400 and 1,111,200                    $   3,404             $   1,111
  Additional paid-in capital                                       140,638                83,831
  Accumulated Deficit                                             (102,843)              (84,942)
                                                                 ---------             ---------
TOTAL STOCKHOLDERS' EQUITY                                       $  41,199             $      -0-
                                                                 ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  41,199                    -0-
                                                                 =========             =========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF OPERATIONS
MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)
- --------------------------------------------------------------------------------

                                           (UNAUDITED)             (AUDITED)
                                          THREE MONTHS            YEAR ENDED
                                         MARCH 31, 2001        DECEMBER 31, 2000
                                         --------------        -----------------
REVENUE:
  Consulting Income                          $ 33,550               $      0
                                             --------               --------
TOTAL REVENUE                                  33,550                      0

COST OF REVENUES:
  CONSULTING FEES                               2,325                      0
  DOCUMENT PREPARATION                         10,000                      0
                                             --------               --------
TOTAL COST OF REVENUE                          12,325                      0
                                             --------               --------

GROSS PROFIT (LOSS)                            21,225                      0

OPERATING EXPENSES:
  Accounting                                    6,110                      0
  Acquisition Costs                                 0                 70,850
  Advertising                                     232                      0
  Bank Charges                                     55                     33
  Consulting Fees                              13,762                 16,000
  Document Preparation                         15,000                      0
  Filing Fees                                     165                      0
  Meeting Expenses                                  0                    127
  Organization Costs                                0                  5,720
  Postage & Mailing                             1,099                    466
  Printing                                        295                    380
  Supplies                                      1,203                    395
  Travel                                        1,650                    992
                                             --------               --------
TOTAL OPERATING EXPENSES                       39,571                 94,963
                                             --------               --------

NET LOSS FROM OPERATIONS                      (18,346)               (94,963)
                                             ========               ========
OTHER INCOME:
  Interest Income                                 446                 34,554

NET INCOME (LOSS)                            $(17,900)              $(60,409)
                                             ========               ========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF CASH FLOWS
MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)
- --------------------------------------------------------------------------------

                                             (UNAUDITED)          (AUDITED)
                                             THREE MONTHS         YEAR ENDED
                                            MARCH 31, 2001     DECEMBER 31, 2000
                                            --------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss During Period                      $ (17,900)           $ (60,409)

  Items Not Affecting Cash Flow:
  Increase in Notes Receivable                   (2,525)                   0
  Increase in Accounts Receivable               (28,800)                   0
  Increase in Securities at Cost                 (1,351)                   0
  Decrease in Loan Receivable                         0                6,909
  Decrease in Organization Costs                      0               66,730
                                              ---------            ---------

NET CASH FLOW FROM OPERATIONS                 $ (50,576)           $  13,230

CASH FLOW FROM FINANCING ACTIVITIES:

  Issuance of Company Stock - Cash            $  59,100            $ 444,800
  Deferred Offering Costs                             0              (40,122)
  Distribution to Shareholders                        0             (425,736)
                                              ---------            ---------

NET CASH FLOW FROM FINANCING ACTIVITIES       $  59,100            $ (21,058)

Net Increase (Decrease) In Cash               $   8,524            $  (7,828)
Cash At Beginning of Period                           0                7,828
                                              ---------            ---------

CASH AT END OF PERIOD                         $   8,524            $       0
                                              =========            =========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF SHAREHOLDERS' EQUITY
MARCH 31, 2001 (UNAUDITED)
- --------------------------------------------------------------------------------

     Transaction                          Number of        Common        Additional     Accumulated        Total
      and Date                          Common Shares      Stock      Paid-In Capital    Deficit          Equity
      --------                          -------------      -----      ---------------    -------          ------
October 28, 1999
Shares for Cash and Services at
 Par Value $0.001 Per Share                 600,000        $  600       $   5,400                0      $  6,000

November 1, 1999 through
 December 31, 1999 Shares for
 Cash at $0.25 Per Share                    400,000        $  400       $  99,600                0      $106,000

January 1, 2000 through
 March 31, 2000 Shares for
 Cash at $4.00 Per Share                    108,200        $  108       $ 392,570                0      $498,678

April 1, 2000 through
 November 30, 2000 Shares for
 Cash at $4.00 Per Share                      3,000        $    3       $  11,997                0      $510,678

Distribution of Shares of Terra
 Moya Aqua, Inc. to Shareholders                                        $(425,736)                      $ 84,942


January 1, 2001 through
 January 31, 2001 Shares for
 Cash at $0.10 Per Share                    591,000        $  591       $  58,509                0      $144,042

January 31, 2001 - 2 for 1 Stock
 Split in form of 100% Stock Dividend     1,702,200        $1,702       $  (1,702)               0      $144,042

Accumulated Deficit During the
 Development Stage                                0             0               0     $   (102,843)      $ 41,199
                                          ---------        ------       ---------     ------------       --------
Balance 3/31/01                           3,404,400        $3,404       $ 140,638     $   (102,843)      $ 41,199
                                          =========        ======       =========     ============       ========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001 (UNAUDITED)
- --------------------------------------------------------------------------------

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     This summary of significant accounting policies of the Nevada Holding Group, Inc. (the "Company") is presented to assist in understanding the Company's financial statement. These financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statement.

     (a) ORGANIZATION AND BUSINESS ACTIVITIES:

     The Company was incorporated under the laws of the State of Nevada on October 28, 1999

     (b) DEPRECIATION:

     Depreciation will be provided by the straight-line method at rates calculated to amortize cost over the estimated useful lives of respective assets. Upon sale or retirement of the respective assets, the related cost and accumulated depreciation are eliminated from the accounts and gains or losses are reflected in income. Repair and maintenance expenditures, not anticipated to extend original asset lives, will be charged to income as incurred.

     (c) FISCAL YEAR:

     The Company operates on a calendar year.

     (d) BASIS OF OPERATIONS:

     The Company prepares its financial statements and federal income taxes on the accrual basis of accounting.

     NOTE 2 -- 10% CONVERTIBLE NOTES RECEIVABLE:

     The Company received a 10% Convertible Note from My Trading Corp. in the amount of $1,000.00 plus interest to date of $10.12 and costs of $340.00. The Company received a 10% Convertible Note from Solar Energy Corp. in the amount of $1,000.00 plus interest to date of $10.12 and costs of $165.00.

NEVADA HOLDING GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001 (UNAUDITED)
- --------------------------------------------------------------------------------

NOTE 3 -- SECURITIES AT COST:

     The Company received a 10% Convertible Note from E-Trading Corp. on February 11, 2001. E-Trading Corp. filed an amended Articles of
     Incorporation on March 5, 2001, changing their corporate name to Stars of Music, Inc. The Company exercised the conversion of the 10% Convertible Note with Stars of Music, Inc. into 809,784 common shares, par value $0.001 per share, on March 26, 2001. The Board of Directors of the Company has approved a distribution to the shareholders. This distribution will be done at a date determined by the Company. The Company will retain a total of 50,603 common shares of Stars of Music, Inc. for investment purposes. The Company's total cost for these shares is $1,350.12.

NOTE 4 -- CAPITALIZATION:

     The Company is authorized to issue 50,000,000 shares of Common Stock, par value $0.001 per share. The Company does not have Preferred Stock.

     During the period from January 1, 2001 through January 31, 2001, the Company issued 591,000 Common Shares, par value $0,001 to shareholders who participated in the Company's Private Placement. The Company completed the Private Placement pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company offered and sold 591,000 Common Shares, par value $0.001 per share, to twenty-three non-affiliated investors for a total consideration of $59,100.00. The Offering commenced on January 1, 2001 and was completed on January 31, 2001,

     On January 31, 2001, the Company issued 1,702,200 Common Shares to the shareholders of record on January 31, 2001. This was the result of a 2 for 1 stock split authorized by the Board of Directors on January 31, 2001.

     As of March 31, 2001, the Company has 3,404,400 Common Shares issued and outstanding. There are no preferred shares authorized.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital requirements, the Company's future operating results, the market acceptance of the services of the Company, the Company's efforts to establish and the development of new services, the Company's planned investment in the marketing of its current services and research and development with regard to future endeavors. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

The Company determined that it was in the best interests of the shareholders to restructure the direction the Company was pursuing. The Company has developed a business plan to provide consulting services to start-up and under developed companies that are in need of technical advice concerning corporate structure, capital formation, accounting procedures, preparation of offering documents, availability of investors, filing of Form D, 10SB12G and 15c2-11 and other forms and general business management techniques. The Company will utilize outside technical consultants to provide the necessary experience in the various areas. The Company will provide initial investment capital to prospective companies in the form of 10% Convertible Notes. When the Company deems it appropriate, it will exercise these 10% Convertible Notes into common shares of the companies that services are provided for. The shares that are accumulated by the Company through the exercise of the 10% Convertible Notes would be distributed to the shareholders of the Company as stock dividends. The Company has determined that it will distribute approximately 90% to 95% of the shares accumulated and retain the balance for investment purposes and the development of the Company. The Company's plan would provide additional benefits to the shareholders.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY.

There is no trading market for the Company's Common Stock at the present time and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

If and when the Company's securities are traded, the securities may likely be deemed a "penny stock". The Securities and Exchange Commission had adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must:
(i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The Company plans to have its securities traded in the over-the-counter ("OTC") market. The OTC market differs from national and regional stock exchanges in that it (1) is not cited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges. The Company may apply for listing on the NASDAQ OTC Bulletin Board. No assurance can be given by the Company that any of the above events will occur.

During January 2001, the Company offered to non-affiliated investors a total of 591,000 common shares, par value $0.001 per share, of the Company at a price of $0.10 per share. The Company raised $59,100.00 in working capital from offering. These funds were raised under Regulation D, Rule 504 of the Securities Act of 1933, as amended.

As of March 31, 2001, the Company had working capital of $39,849 and could face the need for additional working capital in the future. The Company anticipates that the working capital available will provide for the implementation of the Company's business plans over the next twelve (12) months. If the Company is required to seek other sources of financing, no assurance can be given that other financing will be available, if required; or if available, will be available on terms and conditions satisfactory to management.

RESULTS OF OPERATIONS.

The Company generated revenues from operations of $33,550.00 during the three month period ended March 31, 2001. The Company recorded a net loss from operations of $17,900 during the three month period ended March 31, 2001. The loss was caused by the expenses incurred by the Company to comply with the filing requirements to become a publicly traded company. Without these one time expenses, the Company would have been profitable.

The Company received a 10% Convertible Note from My Trading Corp. in the amount of $1,000.00 plus interest to date of $10.12 and costs of $340.00. The Company received a 10% Convertible Note from Solar Energy Corp. in the amount of $1,000.00 plus interest to date of $10.12 and costs of $165.00.

The Company received a 10% Convertible Note from E-Trading Corp. on February 11, 2001. E-Trading Corp. filed an amended Articles of Incorporation on March 5,
2001, changing their corporate name to Stars of Music, Inc. The Company exercised the conversion of the 10% Convertible Note with Stars of Music, Inc. into 809,784 common shares, par value $0.001 per share, on March 26, 2001. The Board of Directors of the Company has approved a distribution to the shareholders. This distribution will be done at a date determined by the Company. The Company will retain a total of 50,603 common shares of Stars of Music, Inc. for investment purposes. The Company's total cost for these shares is $1,350.12.

PLAN OF OPERATIONS.

Presently, the Company has changed their focus to provide consulting services to management and acquiring a minority equity position in companies that are looking for a way to increase the value of their companies.

Although the Company's financial resources are severely limited, the Company intends to continue to seek corporate opportunities. The Company's principal business objective is to seek long-term growth potential in a business venture, rather than to seek immediate, short-term earnings. The Company does not restrict its search to any specific business, industry or geographical location.

Nevada Holding Group, Inc. has adopted the policy to provide management services and acquire equity positions in companies that will provide the shareholders with potential for increases in their shareholder equity. The Company will provide bridge capital, development of superior management teams, implement successful marketing programs when appropriate and then file registration statements to facilitate the public market for their securities. Nevada Holding Group, Inc. is in a position to perform positively for its shareholders. That is the ultimate goal of the Company.

Analysis of new business acquisitions will be undertaken by or under the supervision of the officers and directors of the Company. None of the officers and directors of the Company are professional business analysts. In analyzing prospective business opportunities management considers such matters as the available technical, financial and managerial resources, working capital and other financial requirements. The history of the company if any, the prospects for the future, nature of present and expected competition, the quality and experience of management services that may be available and the depth of such management. The Company will evaluate the potential for further research, development or exploration. Specific risks factors not now foreseeable, but which may be anticipated that may impact proposed activities, will be considered in the evaluation of target companies.

In any business opportunity, the Company may become party to a merger, consolidation, joint venture, reorganization or licensing agreement with another corporation or entity. It may also purchase the stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the company. In addition, a majority of all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the target company and the relative negotiating strength of the Company and such other management.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company's common stock may adversely affect the market for such securities.

As part of the Company's investigation, officers and directors of the Company may meet with management and key personnel of a target company, may visit and inspect facilities, obtain independent analysis or verification of certain information provided by such company, check references of management and key personnel and take other reasonable investigative measures to the extent that the Company's limited financial resources and management expertise allow. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue code of 1954, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of all the classes of stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the percent of ownership of such shareholders.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company that target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target companies assets and liabilities, the Company's shareholders will, in all likelihood, hold a lesser percentage ownership interest in the Company following any merger or acquisition. Such dilution of ownership interest may be significant in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders, including those shareholders who continue their investment.

It is probable that in the near term, the Company will not have sufficient working capital to undertake any significant development, marketing or manufacturing for any company that may be acquired. Following the acquisition of any such company, the Company may be required to either seek additional debt or equity financing or obtain funding from third parties, in exchange for which the Company may be required to give a substantial portion of its interest in the acquired company. There can be no assurance that the Company will be able to obtain additional financing or to interest their parties in providing funding for the further development of any companies acquired.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, set forth remedies on default and will include other terms typical in transactions of such nature.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting, execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention. In addition, the Company will incur substantial costs for accountants, attorneys and other professional consultants.

If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

As is customary in the industry, the Company may pay a finder's fee for locating a merger or acquisition candidate and for location of additional financing. If any such fee is paid, it will be approved by the Company's board of directors and will be in accordance with industry standards. This type of fee would not be paid to any employee, officer, director or a 5% or more shareholder of the Company.

THE COMPANY'S FUTURE SERVICES.

Nevada Holding Group, Inc. will offer management services and evaluate potential businesses, focusing specifically on the higher potential enterprises that have the business dynamics necessary to be successful in today's business environment. The Company will provide services to both subscriber venture capital investors and acquired businesses that it will develop through the following services:

ACQUISITION/DUE DILIGENCE: These potential business partners or acquisitions will be put through a gauntlet of critique, scrutiny and due diligence in determining whether or not they are an appropriate candidate. If a candidate is successful, they will be recommended to the board of directors for development or acquisition.

OVERSIGHT MANAGEMENT OF ACQUIRED BUSINESSES: To protect and nurture the investments of the shareholders, as well as their own investment, the Company's management will be responsible for hiring and supervising the operational teams managing the specific businesses.

SUPERVISION: The Company's management will supervise the operations teams to insure that they are properly applying the Company's business practices, processes, technology and applications to their respective business.

ACCOUNTABILITY: The operations management teams will present monthly financial and operating statements to Nevada Holding Group, Inc.'s management, to verify that the acquired businesses are adequately progressing through their business plans.

The Company's mission is to provide management services and acquire strategic positions in potentially profitable enterprises that will enhance the value of its holdings. The Company has adopted a strategy of seeking opportunities to realize significant gains through the selective participation in companies with early round financing. The Company believes that this strategy provides the ability to significantly increase shareholder value, as well as provide capital to support the growth in the Company's subsidiaries and investments. The Company's strategy also envisions and will promote opportunities for synergistic business relationships among the companies within its portfolio.

This unique method of generating equity for its shareholders will focus on early stage companies. Nevada Holding Group, Inc. is in a position to perform positively for its shareholders. That is the ultimate mission of the Company.


                         PART II -- OTHER INFORMATION:

     None


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NEVADA HOLDING GROUP, INC.


Dated: April 2, 2001                  By: /s/ Melanie S. Meinders
                                         ---------------------------------------
                                         Melanie S. Meinders
                                         President and Chief Financial Officer