Form 10QSB
period 2001-06-30
NEVADA HOLDINGS GROUP INC
filed 2001-07-05
CIK 1134011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period Ended June 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2001, the Registrant had 3,404,400 shares of its $0.001 par value common stock issued and outstanding.

As of June 30, 2001, the Registrant had 2,204,400 shares of its $0.001 par value common stock held by non-affiliates of the registrant. No market value has been computed based upon the fact that no market has been established at this time.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION .............................................   3

     ITEM 1.   BALANCE SHEET -- JUNE 30, 2001 ..............................   3

     ITEM 2.   STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED
               JUNE 30, 2001 ...............................................   4

     ITEM 3.   STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED
               JUNE 30, 2001 ...............................................   5

     ITEM 4.   STATEMENT OF SHAREHOLDERS EQUITY THROUGH JUNE 30, 2001 ......   6

     ITEM 5.   NOTES TO FINANCIAL STATEMENTS ...............................   7

     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS .........................   9

PART II - OTHER INFORMATION ................................................  14

SIGNATURES .................................................................  15

NEVADA HOLDING GROUP, INC.

BALANCE SHEET

JUNE 30, 2001, MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

                                                 (UNAUDITED)       (UNAUDITED)         (AUDITED)
                                                JUNE 30, 2001     MARCH 31, 2001    DECEMBER 31, 2000
                                                -------------     --------------    -----------------
CURRENT ASSETS:
Cash                                              $  13,658         $   8,524          $     -0-
Accounts Receivable                                  32,650            28,800                -0-
10% Convertible Notes Receivable                      3,584             2,525                -0-
                                                  ---------         ---------          ---------
TOTAL CURRENT ASSETS                              $  49,892         $  39,849                -0-

OTHER ASSETS:
Securities at Cost                                $   1,350         $   1,350          $     -0-
                                                  ---------         ---------          ---------
TOTAL OTHER ASSETS                                $   1,350         $   1,350                -0-
                                                  ---------         ---------          ---------

TOTAL ASSETS                                      $  51,242         $  41,199                -0-
                                                  =========         =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable                                  $     -0-         $     -0-          $     -0-
                                                  ---------         ---------          ---------
TOTAL CURRENT LIABILITIES                         $     -0-         $     -0-                -0-

STOCKHOLDERS' EQUITY:
Common Stock, $0.001 par value, Authorized
50,000,000 shares; Issued and outstanding;
at March 31, 2001 and December 31, 2000,
3,404,400 and 1,111,200                           $   3,404         $   3,404          $   1,111
Additional paid-in capital                          140,638           140,638             83,831
Accumulated Deficit                                 (92,800)         (102,843)           (84,942)
                                                  ---------         ---------          ---------
TOTAL STOCKHOLDERS' EQUITY                        $  51,242         $  41,199          $     -0-
                                                  ---------         ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  51,242         $  41,199                -0-
                                                  =========         =========          =========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF OPERATIONS

FOR THE PERIODS ENDED JUNE 30, 2001 (UNAUDITED)
FOR THE YEAR ENDED DECEMBER 31, 2000 (AUDITED)
--------------------------------------------------------------------------------

                               (UNAUDITED)      (UNAUDITED)       (AUDITED)
                              THREE MONTHS      SIX MONTHS        YEAR ENDED
                              JUNE 30, 2001    JUNE 30, 2001   DECEMBER 31, 2000
                              -------------    -------------   -----------------
REVENUE:
  Consulting Income             $ 38,850         $ 72,400          $    -0-
                                --------         --------          --------
TOTAL REVENUE                     38,850           72,400               -0-

COST OF REVENUES:
  Consulting Fees                 13,600           15,925               -0-
  Document Preparation            12,500           22,500               -0-
                                --------         --------          --------
TOTAL COST OF REVENUE             26,100           38,425               -0-
                                --------         --------          --------

GROSS PROFIT (LOSS)               12,750           33,975               -0-

OPERATING EXPENSES:
  Accounting                         500            6,610               -0-
  Acquisition Costs                  -0-              -0-            70,850
  Advertising                        -0-              232               -0-
  Bank Charges                        18               73                33
  Consulting Fees                    -0-           13,763            16,000
  Document Preparation               -0-           15,000               -0-
  Filing Fees                        129              294               -0-
  Legal                            1,000            1,000               -0-
  Meeting Expenses                   -0-              -0-               127
  Organization Costs                 -0-              -0-             5,720
  Postage & Mailing                  100            1,199               466
  Printing                           331              625               380
  Supplies                           101            1,304               395
  Transfer Agent Fees                588              588               -0-
  Travel                             -0-            1,650               992
                                --------         --------          --------
TOTAL OPERATING EXPENSES           2,767           42,338            94,963
                                --------         --------          --------
NET INCOME (LOSS)
FROM OPERATIONS                    9,983           (8,363)          (94,963)
                                ========         ========          ========
OTHER INCOME:
  Interest Income                     58              505            34,554
                                --------         --------          --------

NET INCOME (LOSS)               $ 10,041         $ (7,858)         $(60,409)
                                ========         ========          ========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF CASH FLOWS

FOR THE PERIODS ENDED JUNE 30, 2001 (UNAUDITED)
FOR THE YEAR ENDED DECEMBER 31, 2000 (AUDITED)
--------------------------------------------------------------------------------

                                            (UNAUDITED)          (UNAUDITED)            (AUDITED)
                                            THREE MONTHS         SIX MONTHS             YEAR ENDED
                                           JUNE 30, 2001        JUNE 30, 2001        DECEMBER 31, 2000
                                           -------------        -------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss) During Period              $  10,041            $  (7,858)            $ (60,409)

ITEMS NOT AFFECTING CASH FLOW:
Increase in Notes Receivable                    (1,058)              (3,584)                  -0-
Increase in Accounts Receivable                 (3,850)             (32,650)                  -0-
Increase in Securities at Cost                     -0-               (1,350)                  -0-
Decrease in Loan Receivable                        -0-                  -0-                 6,909
Decrease in Organization Costs                     -0-                  -0-                66,730
                                             ---------            ---------             ---------
NET CASH FLOW FROM OPERATIONS                $   5,133            $ (45,442)            $  13,230

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of Company Stock - Cash                   -0-            $  59,100             $ 444,800
Deferred Offering Costs                            -0-                  -0-               (40,122)
Distribution to Shareholders                       -0-                  -0-              (425,736)
                                             ---------            ---------             ---------
NET CASH FLOW FROM FINANCING ACTIVITIES            -0-            $  59,100             $ (21,058)

Net Increase (Decrease) In Cash                  5,133            $  13,658             $  (7,828)
Cash At Beginning of Period                      8,524                  -0-                 7,828
                                             ---------            ---------             ---------

CASH AT END OF PERIOD                        $  13,658            $  13,658             $     -0-
                                             =========            =========             =========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

JUNE 30, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

TRANSACTION                      NUMBER OF         COMMON        ADDITIONAL      ACCUMULATED       TOTAL
AND DATE                       COMMON SHARES       STOCK       PAID-IN CAPITAL     DEFICIT         EQUITY
--------                       -------------     ----------    ---------------   -----------     ----------
October 28, 1999 Shares for
Cash and Services at Par Value
$0.001 Per Share                    600,000        $   600       $   5,400             -0-        $  6,000

November 1, 1999 through
December 31, 1999 Shares
for Cash at $0.25 Per Share         400,000        $   400       $  99,600             -0-        $106,000

January 1, 2000 through
March 31, 2000 Shares for
Cash at $4.00 Per Share             108,200        $   108       $ 392,570             -0-        $498,678

April 1, 2000 through
November 30, 2000 Shares
for Cash at $4.00 Per Share           3,000        $     3       $  11,997             -0-        $510,678

Distribution of Shares
of Terra Moya Aqua, Inc.                                         $(425,736)                       $ 84,942
to Shareholders

January 1, 2001 through
January 31, 2001 Shares for
Cash at $0.10 Per Share             591,000        $   591       $  58,509             -0-        $144,042

January 31, 2001 - 2 for 1
Stock Split in form of 100%
Stock Dividend                    1,702,200        $ 1,702       $  (1,702)            -0-        $144,042

Accumulated Deficit During the
Development Stage                       -0-            -0-             -0-        $(92,800)       $ 51,242
                                 ----------        -------       ---------        --------        --------
Balance 6/30/01                   3,404,400        $ 3,404       $ 140,638        $(92,800)       $ 51,242
                                 ==========        =======       =========        ========        ========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

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

NOTE 2 -- 10% CONVERTIBLE NOTES RECEIVABLE:

     During the quarter ended March 31, 2001, the Company received a 10% Convertible Note from My Trading Corp. in the amount of $1,000.00 plus interest to June 30, 2001 of $35.12 and costs of $340.00. The Company received a 10% Convertible Note from Solar Energy Corp. in the amount of $1,000.00 plus interest to June 30, 2001 of $35.12 and costs of $165.00.

NEVADA HOLDING GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2 -- 10% CONVERTIBLE NOTES RECEIVABLE:

     During the quarter ended June 30, 2001, the Company received a 10% Convertible Note from e-Com Holdings, Inc. in the amount of $1,000.00 plus interest to date of $8.33.

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

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of June 30, 2001, the Company had working capital of $49,892. This was an increase in working capital of $10,043 from the quarter ended March 31, 2001. The increase in working capital of the Company was attributed to profits from the business operations. The Company could face the need for additional working capital in the future. The Company anticipates that the working capital available will provide for the implementation of the Company's business plans over the next twelve (12) months. If the Company is required to seek other sources of financing, no assurance can be given that other financing will be available, if required; or if available, will be available on terms and conditions satisfactory to management.

RESULTS OF OPERATIONS.

The Company generated revenues from operations of $38,850 during the three month period ended June 30, 2001, which was an increase of $5,300 over the quarter ended March 31, 2001. The Company reported revenues of $33,550 during the three month period ended March 31, 2001. The Company recorded a net profit from operations of $10,041 during the three month period ended June 30, 2001. During the three month period ended March 31, 2001, the Company reported a net operating loss of $17,900. The loss for the quarter ended March 31, 2001 was caused by the expenses incurred by the Company to comply with the filing requirements to become a publicly traded company. Without these one time expenses, the Company would have been profitable.

During the quarter ended June 30, 2001, the Company received a 10% Convertible Note from e-Com Holdings, Inc. in the amount of $1,000.00 plus interest to date of $8.33. During the quarter ended March 31, 2001, the Company received a 10% Convertible Note from My Trading Corp. in the amount of $1,000.00 plus interest to June 30, 2001 of $35.12 and costs of $340.00. The Company received a 10% Convertible Note from Solar Energy Corp. in the amount of $1,000.00 plus interest to June 30, 2001 of $35.12 and costs of $165.00.

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

PLAN OF OPERATIONS.

Presently, the Company has implemented their business plan to focus on providing consulting services to management and acquiring a minority equity position in companies that are looking for a way to increase the value of their companies.

Although the Company's financial resources are severely limited, the Company intends to continue to seek corporate opportunities. The Company's principal business objective is to seek long-term growth potential in a business venture, rather than to seek immediate, short-term earnings. The Company does not restrict its search to any specific business, industry or geographical location.

Nevada Holding Group, Inc. has adopted the policy to provide management services and acquire equity positions in companies that will provide the shareholders with potential for increases in their shareholder equity. The Company will provide bridge capital, development of superior management teams, implement successful marketing programs when appropriate and then file registration statements to facilitate the public market for their securities. Nevada Holding Group, Inc. is in a position to perform positively for its shareholders. That is the ultimate goal of the Company. Analysis of new business acquisitions will be undertaken by or under the supervision of the officers and directors of the Company. None of the officers and directors of the Company are professional business analysts. In analyzing prospective business opportunities management considers such matters as the available technical, financial and managerial resources, working capital and other financial requirements. The history of the company if any, the prospects for the future, nature of present and expected competition, the quality and experience of management services that may be available and the depth of such management. To date the Company has not completed or entered into any business acquisitions.

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


                                       NEVADA HOLDING GROUP, INC.


                                       By: /s/ Melanie S. Meinders
                                           -------------------------------------
                                           Melanie S. Meinders
                                           President and Chief Financial Officer


                                           Dated: July 2, 2001