Form 10QSB
period 2001-09-30
NEVADA HOLDING GROUP INC /NV/
filed 2001-10-18
CIK 1134011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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


                          NEVADA HOLDINGS GROUP, INC.
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2001, the Registrant had 3,404,400 shares of its $0.001 par value common stock issued and outstanding.

As of September 30, 2001, the Registrant had 2,204,400 shares of its $0.001 par value common stock held by non-affiliates of the registrant. No market value has been computed based upon the fact that no market has been established at this time.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION ............................................    3

     ITEM 1.   BALANCE SHEET -- SEPTEMBER 30, 2001 ........................    3

     ITEM 2.   STATEMENT OF OPERATIONS FOR THE THREE MONTHS
               ENDED SEPTEMBER 30, 2001 ...................................    4

     ITEM 3.   STATEMENT OF CASH FLOWS FOR THE THREE MONTHS
               ENDED SEPTEMBER 30, 2001 ...................................    5

     ITEM 4.   STATEMENT OF SHAREHOLDERS EQUITY THROUGH
               SEPTEMBER 30, 2001 .........................................    6

     ITEM 5.   NOTES TO FINANCIAL STATEMENTS ..............................    7

     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ........................   10

PART II - OTHER  INFORMATION ..............................................   15

SIGNATURES ................................................................   16

NEVADA HOLDING GROUP, INC.

BALANCE SHEET

SEPTEMBER 30, 2001, JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

                                                  (UNAUDITED)        (UNAUDITED)         (AUDITED)
                                              SEPTEMBER 30, 2001    JUNE 30, 2001    DECEMBER 31, 2000
                                              ------------------    -------------    -----------------
CURRENT ASSETS:
Cash                                              $  12,188           $  13,658           $   -0-
Accounts Receivable                                  37,100              32,650               -0-
10% Convertible Notes Receivable                      2,434               3,584               -0-
                                                  ---------           ---------           -------
TOTAL CURRENT ASSETS                              $  51,722           $  49,892               -0-

OTHER ASSETS:
Securities at Cost                                $   2,573           $   1,350           $   -0-
                                                  ---------           ---------           -------
TOTAL OTHER ASSETS                                $   2,573           $   1,350               -0-
                                                  ---------           ---------           -------

TOTAL ASSETS                                      $  54,295           $  51,242               -0-
                                                  =========           =========           =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable                                      $ -0-               $ -0-           $   -0-
                                                  ---------           ---------           -------
TOTAL CURRENT LIABILITIES                             $ -0-               $ -0-           $   -0-

STOCKHOLDERS' EQUITY:
Common Stock, $0.001 par value, Authorized
  50,000,000 shares; Issued and outstanding;
  at September 30, 2001, June 30, 2001 and
  December 31, 2000, 3,404,400, 3,404,400
  and 1,111,200 respectively                      $   3,404           $   3,404          $  1,111
Additional paid-in capital                          140,638             140,638            83,831
Accumulated Deficit                                 (89,747)            (92,800)          (84,942)
                                                  ---------           ---------          --------
TOTAL STOCKHOLDERS' EQUITY                        $  54,295           $  51,242          $    -0-
                                                  ---------           ---------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  54,295           $  51,242          $    -0-
                                                  =========           =========          ========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF OPERATIONS

FOR THE PERIODS ENDED SEPTEMBER 30, 2001 (UNAUDITED)
FOR THE YEAR ENDED DECEMBER 31, 2000 (AUDITED)
--------------------------------------------------------------------------------

                                (UNAUDITED)          (UNAUDITED)           (AUDITED)
                               THREE MONTHS          NINE MONTHS          YEAR ENDED
                            SEPTEMBER 30, 2001   SEPTEMBER 30, 2001   DECEMBER 31, 2000
                            ------------------   ------------------   -----------------
REVENUE:
  Consulting Income              $ 14,450             $ 86,850             $    -0-
                                 --------             --------             --------
TOTAL REVENUE                      14,450               86,850                  -0-

COST OF REVENUES:
  Consulting Fees                   1,600               17,525                  -0-
  Document Preparation              7,500               30,000                  -0-
                                 --------             --------             --------
TOTAL COST OF REVENUE               9,100               47,525                  -0-
                                 --------             --------             --------

GROSS PROFIT (LOSS)                 5,350               39,325                  -0-

OPERATING EXPENSES:
  Accounting                          500                7,110                  -0-
  Acquisition Costs                   -0-                  -0-               70,850
  Advertising                         -0-                  232                  -0-
  Bank Charges                         18                   91                   33
  Consulting Fees                     -0-               13,763               16,000
  Document Preparation                -0-               15,000                  -0-
  Filing Fees                         -0-                  294                  -0-
  Legal                               -0-                1,000                  -0-
  Meeting Expenses                    -0-                  -0-                  127
  Organization Costs                  -0-                  -0-                5,720
  Postage & Mailing                    64                1,263                  466
  Printing                            102                  727                  380
  Repairs                             384                  384                  -0-
  Supplies                          1,276                2,581                  395
  Transfer Agent Fees                  25                  613                  -0-
  Travel                              -0-                1,650                  992
                                 --------             --------             --------
TOTAL OPERATING EXPENSES            2,369               44,708               94,963
                                 --------             --------             --------

NET INCOME (LOSS)
FROM OPERATIONS                     2,981               (5,383)             (94,963)
                                 ========             ========             ========
OTHER INCOME:
  Interest Income                      73                  578               34,554

NET INCOME (LOSS)                $  3,054             $ (4,805)            $(60,409)
                                 ========             ========             ========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF CASH FLOWS

FOR THE PERIODS ENDED SEPTEMBER 30, 2001 (UNAUDITED)
FOR THE YEAR ENDED DECEMBER 31, 2000 (AUDITED)
--------------------------------------------------------------------------------

                                            (UNAUDITED)          (UNAUDITED)         (AUDITED)
                                           THREE MONTHS          NINE MONTHS         YEAR ENDED
                                        SEPTEMBER 30, 2001   SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                        ------------------   ------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss) During Period             $   3,054             $  (4,805)          $ (60,409)

ITEMS NOT AFFECTING CASH FLOW:
Increase in Notes Receivable                    1,150                (2,433)                -0-
Increase in Accounts Receivable                (4,450)              (37,100)                -0-
Increase in Securities at Cost                  1,224                (2,574)                -0-
Decrease in Loan Receivable                       -0-                   -0-               6,909
Decrease in Organization Costs                    -0-                   -0-              66,730
                                            ---------             ---------           ---------

NET CASH FLOW FROM OPERATIONS               $  (1,470)            $ (46,912)          $  13,230

CASH FLOW FROM FINANCING ACTIVITIES:

Issuance of Company Stock - Cash                  -0-             $  59,100           $ 444,800
Deferred Offering Costs                           -0-                   -0-             (40,122)
Distribution to Shareholders                      -0-                   -0-            (425,736)
                                            ---------             ---------           ---------

NET CASH FLOW FROM FINANCING ACTIVITIES           -0-             $  59,100           $ (21,058)

Net Increase (Decrease) In Cash             $  (1,470)            $  12,188           $  (7,828)
Cash At Beginning of Period                    13,658                   -0-               7,828
                                            ---------             ---------           ---------

CASH AT END OF PERIOD                       $  12,188             $  12,188               $ -0-
                                            =========             =========           =========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

SEPTEMBER 30, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

TRANSACTION                       NUMBER OF       COMMON       ADDITIONAL     ACCUMULATED      TOTAL
AND DATE                        COMMON SHARES     STOCK     PAID-IN CAPITAL     DEFICIT        EQUITY
--------                        -------------     -----     ---------------     -------        ------
October 28, 1999
Shares for Cash and
Services at Par Value
$0.001 Per Share                   600,000       $   600        $   5,400            -0-     $   6,000

November 1, 1999 through
December 31, 1999
Shares for Cash at $0.25
Per Share                          400,000       $   400        $  99,600            -0-     $ 106,000

January 1, 2000 through
March 31, 2000
Shares for Cash at $4.00
Per Share                          108,200       $   108        $ 392,570            -0-     $ 498,678

April 1, 2000 through
November 30, 2000
Shares for Cash at $4.00
Per Share                            3,000       $     3         $ 11,997            -0-     $ 510,678

Distribution of Shares
Of Terra Moya Aqua, Inc.                                        $(425,736)                   $  84,942
To Shareholders

January 1, 2001 through
January 31, 2001
Shares for Cash at $0.10
Per Share                          591,000       $   591        $  58,509            -0-     $ 144,042

January 31, 2001 - 2 for 1
Stock Split in form of 100%
Stock Dividend                   1,702,200       $ 1,702        $  (1,702)           -0-     $ 144,042

Accumulated Deficit
During the Development
Stage                                  -0-           -0-              -0-       $(89,747)    $  54,295
                                 ---------       -------        ---------       --------     ---------
Balance 9/30/01                  3,404,400       $ 3,404        $ 140,638       $(89,747)    $  54,295
                                 =========       =======        =========       ========     =========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     This summary of significant accounting policies of Nevada Holding Group, Inc. (the "Company"), is presented to assist in understanding the Company's financial statements. These financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statement.

     (a)  ORGANIZATION AND BUSINESS ACTIVITIES:

     The Company was incorporated under the laws of the State of Nevada on October 28, 1999.

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

NOTE 2 -- 10% CONVERTIBLE NOTES RECEIVABLE:

     The Company currently has outstanding 10% Convertible Notes with e-Com Holdings, Inc. that earned interest of $25.00 during the quarter ended September 30, 2001 and My Trading Corp. that earned interest of $25.00 during the quarter ended September 30, 2001. The cost to the Company of the 10% Convertible Note to My Trading Corp. is $1,400.12 and the cost of the 10% Convertible Note to e-Com Holdings, Inc. is $1,033.33. The total cost of the outstanding 10% Convertible Notes is $2,433.45.

NEVADA HOLDING GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 (UNAUDITED)
--------------------------------------------------------------------------------


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

     The Company received a 10% Convertible Note from Solar Energy Corp. on February 11, 2001. The Company exercised the conversion of the 10% Convertible Note with Solar Energy Corp. into 846,672 common shares, par value $0.001 per share, on September 11, 2001. Solar Energy Corp. filed an amended Articles of Incorporation on September 28, 2001, changing their corporate name to Toyopia, Inc. The Board of Directors of the Company has approved a distribution to the shareholders. This distribution will be done at a date determined by the Company. The Company will retain a approximately 5 to 10 percent of the common shares of Toyopia, Inc. for investment purposes. The Company's total cost for these shares is $1,223.34.

NOTE 4 -- CAPITALIZATION:

     The Company is authorized to issue 50,000,000 shares of Common Stock, par value $0.001 per share. The Company does not have Preferred Stock.

     During the period from January 1, 2001 through January 31, 2001, the Company issued 591,000 Common Shares, par value $0,001 to shareholders who participated in the Company's Private Placement. The Company completed the Private Placement pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company offered and sold 591,000 Common Shares, par value $0.001 per share, to twenty-three non-affiliated investors for a total consideration of $59,100.00. The Offering commenced on January 1, 2001 and was completed on January 31, 2001,

NEVADA HOLDING GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 4 -- CAPITALIZATION:

     On January 31, 2001, the Company issued 1,702,200 Common Shares to the shareholders of record on January 31, 2001. This was the result of a 2 for 1 stock split authorized by the Board of Directors on January 31, 2001.

     As of September 30, 2001, the Company has 3,404,400 Common Shares issued and outstanding. There are no preferred shares authorized.

ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of September 30, 2001, the Company had working capital of $51,722. This was an increase in working capital of $1,830 from the quarter ended June 30, 2001. The increase in working capital of the Company was attributed to profits from the business operations. The Company could face the need for additional working capital in the future. The Company anticipates that the working capital available will provide for the implementation of the Company's business plans over the next twelve (12) months. If the Company is required to seek other sources of financing, no assurance can be given that other financing will be available, if required; or if available, will be available on terms and conditions satisfactory to management.

RESULTS OF OPERATIONS.

The Company generated revenues from operations of $14,450 during the three month period ended September 30, 2001, which was a decrease of $24,400 from the quarter ended June 30, 2001. The Company reported revenues of $38,850 during the three month period ended June 30, 2001. The Company recorded a net profit from operations of $3,054 during the three month period ended September 30, 2001. During the three month period ended June 30, 2001, the Company reported a net operating profit of $10,041. The loss for the quarter ended March 31, 2001 was caused by the expenses incurred by the Company to comply with the filing requirements to become a publicly traded company. Without these one time expenses the Company would have been profitable.

The Company currently has outstanding 10% Convertible Notes with e-Com Holdings, Inc. that earned interest of $25.00 during the quarter ended September 30, 2001 and My Trading Corp. that earned interest of $25.00 during the quarter ended September 30, 2001. The cost to the Company of the 10% Convertible Note to My Trading Corp. is $1,400.12 and the cost of the 10% Convertible Note to e-Com Holdings, Inc. is $1,033.33. The total cost of the outstanding 10% Convertible Notes is $2,433.45.

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

The Company received a 10% Convertible Note from Solar Energy Corp. on February 11, 2001. The Company exercised the conversion of the 10% Convertible Note with Solar Energy Corp. into 846,672 common shares, par value $0.001 per share, on September 11, 2001. Solar Energy Corp. filed an amended Articles of Incorporation on September 28, 2001, changing their corporate name to Toyopia, Inc. The Board of Directors of the Company has approved a distribution to the shareholders. This distribution will be done at a date determined by the Company. The Company will retain a approximately 5 to 10 percent of the common shares of Toyopia, Inc. for investment purposes. The Company's total cost for these shares is $1,223.34.

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

                                   NEVADA HOLDING GROUP, INC.


                                   By: /s/ Melanie S. Meinders
                                       -----------------------------------------
                                       Melanie S. Meinders
                                       President and Chief Financial Officer


                                       Dated: October 18, 2001