Form 10QSB/A
period 2001-03-31
NEVADA HOLDING GROUP INC /NV/
filed 2001-12-27
CIK 1134011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

The following financial statements were prepared by the Company and were reviewed by Beadle, McBride & Reeves, LLP, Accountants and Consultants, 2285 Renaissance Drive, Las Vegas, Nevada 89119. The statements include an
Independent Accountant's Report, balance sheet as of March 31, 2001 and the related condensed statements of operations and cash flows for the three months then ended. These financial statements are the responsibility of the Corporation's management.

     ITEM 1    BALANCE SHEET -- MARCH 31, 2001 ............................    4

     ITEM 2    STATEMENT OF OPERATIONS FOR THE THREE
               MONTHS ENDED MARCH 31, 2001 ................................    5

     ITEM 3    STATEMENT OF CASH FLOWS FOR THE THREE
               MONTHS ENDED MARCH 31, 2001 ................................    6

     ITEM 4    STATEMENT OF SHAREHOLDERS EQUITY THROUGH MARCH 31, 2001 ....    7

     ITEM 5    NOTES TO FINANCIAL STATEMENTS ..............................    8

     ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ........................   10

PART II - OTHER INFORMATION ...............................................   15

SIGNATURES ................................................................   16

                  [LETTERHEAD OF BEADLE, MCBRIDE & REEVES, LLP]


                         INDEPENDENT ACCOUNTANT'S REPORT

The Board of Directors and Stockholders
Nevada Holding Group, Inc.
Las Vegas, Nevada

We have reviewed the accompanying condensed balance sheet of Nevada Holding Group, Inc. as of March 31, 2001 and the related condensed statements of operations and cash flows for the three months then ended. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than any audit conducted in accordance with generally accepted auditing standards, the objective of which is an expression of an opinion on the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with generally accepted accounting principles.


/s/ Beadle, McBride & Reeves, LLP


Las Vegas, Nevada
December 20, 2001

NEVADA HOLDING GROUP, INC.

BALANCE SHEET
MARCH 31, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

                                                                    (UNAUDITED)
                                                                  MARCH 31, 2001
                                                                  --------------
CURRENT ASSETS:
  Cash                                                              $   8,524
  Accounts Receivable                                                  28,800
  10% Convertible Notes Receivable                                      2,525
                                                                    ---------
TOTAL CURRENT ASSETS                                                $  39,849

OTHER ASSETS:
  Securities at Cost                                                $   1,350
                                                                    ---------
TOTAL OTHER ASSETS                                                  $   1,350
                                                                    ---------

TOTAL ASSETS                                                        $  41,199
                                                                    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                  $     -0-
                                                                    ---------
TOTAL CURRENT LIABILITIES                                           $     -0-

STOCKHOLDERS' EQUITY:
  Common Stock, $0.001 par value, Authorized
    50,000,000 shares; 3,303,300 shares Issued
    and outstanding at March 31, 2001                               $   3,404
  Additional paid-in capital                                          140,638
  Accumulated Deficit                                                (102,843)
                                                                    ---------
TOTAL STOCKHOLDERS' EQUITY                                          $  41,199
                                                                    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  41,199
                                                                    =========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF OPERATIONS
MARCH 31, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                    (UNAUDITED)
                                                                   THREE MONTHS
                                                                  MARCH 31, 2001
                                                                  --------------
REVENUE:
  Consulting Income                                                 $  33,550
                                                                    ---------
TOTAL REVENUE                                                          33,550

COST OF REVENUES:
  Consulting Fees                                                       2,325
  Document Preparation                                                 10,000
                                                                    ---------
TOTAL COST OF REVENUE                                                  12,325
                                                                    ---------

GROSS PROFIT (LOSS)                                                    21,225

OPERATING EXPENSES:
  Accounting                                                            6,110
  Acquisition Costs                                                       -0-
  Advertising                                                             232
  Bank Charges                                                             55
  Consulting Fees                                                      13,762
  Document Preparation                                                 15,000
  Filing Fees                                                             165
  Meeting Expenses                                                        -0-
  Organization Costs                                                      -0-
  Postage & Mailing                                                     1,099
  Printing                                                                295
  Supplies                                                              1,203
  Travel                                                                1,650
                                                                    ---------
TOTAL OPERATING EXPENSES                                               39,571
                                                                    ---------

NET LOSS FROM OPERATIONS                                              (18,346)
                                                                    ---------

OTHER INCOME:
  Interest Income                                                         446
                                                                    ---------

NET INCOME (LOSS)                                                   $ (17,900)
                                                                    =========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF CASH FLOWS
MARCH 31, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                    (UNAUDITED)
                                                                   THREE MONTHS
                                                                  MARCH 31, 2001
                                                                  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss During Period                                              $ (17,900)

Items Not Affecting Cash Flow:
Increase in Notes Receivable                                           (2,525)
Increase in Accounts Receivable                                       (28,800)
Increase in Securities at Cost                                         (1,351)
Decrease in Loan Receivable                                               -0-
Decrease in Organization Costs                                            -0-
                                                                    ---------

NET CASH FLOW FROM OPERATIONS                                       $ (50,576)

CASH FLOW FROM FINANCING ACTIVITIES:

Issuance of Company Stock - Cash                                    $  59,100
Deferred Offering Costs                                                   -0-
Distribution to Shareholders                                              -0-
                                                                    ---------

NET CASH FLOW FROM FINANCING ACTIVITIES                             $  59,100

Net Increase (Decrease) In Cash                                     $   8,524
Cash At Beginning of Period                                               -0-
                                                                    ---------

CASH AT END OF PERIOD                                               $   8,524
                                                                    =========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF SHAREHOLDERS' EQUITY
MARCH 31, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                                             Additional
Transaction                    Number of       Common         Paid-In      Accumulated       Total
And Date                     Common Shares      Stock         Capital        Deficit         Equity
--------                     -------------    ----------     ----------    -----------     ----------
October 28, 1999
Shares for Cash and
Services at Par Value
$0.001 Per Share                  600,000     $      600     $    5,400            -0-     $    6,000

November 1, 1999 through
December 31, 1999
Shares for Cash at $0.25
Per Share                         400,000     $      400     $   99,600            -0-     $  106,000

January 1, 2000 through
March 31, 2000
Shares for Cash at $4.00
Per Share                         108,200     $      108     $  392,570            -0-     $  498,678

April 1, 2000 through
November 30, 2000
Shares for Cash at $4.00
Per Share                           3,000     $        3     $   11,997             -0-    $  510,678

Distribution of Shares
Of Terra Moya Aqua, Inc.
To Shareholders                                              $ (425,736)                   $   84,942

January 1, 2001 through
January 31, 2001
Shares for Cash at $0.10
Per Share                         591,000     $      591     $   58,509            -0-     $  144,042

January 31, 2001 - 2 for 1
Stock Split in form of 100%
Stock Dividend                  1,702,200     $    1,702     $   (1,702)           -0-     $  144,042

Accumulated Deficit
During the Development
Stage                                 -0-            -0-            -0-     $ (102,843)    $   41,199
                               ----------     ----------     ----------     ----------     ----------
Balance 3/31/01                 3,404,400     $    3,404     $  140,638     $ (102,843)    $   41,199
                               ==========     ==========     ==========     ==========     ==========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

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

NEVADA HOLDING GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

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


                                       NEVADA HOLDING GROUP, INC.


Dated: December 26, 2001               By: /s/ Melanie S. Meinders
                                           -------------------------------------
                                           Melanie S. Meinders
                                           President and Chief Financial Officer