Form 10QSB/A
period 2001-06-30
NEVADA HOLDING GROUP INC /NV/
filed 2001-12-27
CIK 1134011

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

The following financial statements were prepared by the Company and were reviewed by Beadle, McBride & Reeves, LLP, Accountants and Consultants, 2285 Renaissance Drive, Las Vegas, Nevada 89119. The statements include an
Independent Accountant's Report, balance sheet as of June 30, 2001 and the related condensed statements of operations and cash flows for the three months and six months then ended. These financial statements are the responsibility of the Corporation's management.

     ITEM 1    BALANCE SHEET -- JUNE 30, 2001 ..............................   4

     ITEM 2    STATEMENT OF OPERATIONS FOR THE THREE
               MONTHS ENDED JUNE 30, 2001 ..................................   5

     ITEM 3    STATEMENT OF CASH FLOWS FOR THE THREE
               MONTHS ENDED JUNE 30, 2001 ..................................   6

     ITEM 4    STATEMENT OF SHAREHOLDERS EQUITY THROUGH JUNE 30, 2001 ......   7

     ITEM 5    NOTES TO FINANCIAL STATEMENTS ...............................   8

     ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS ...................................  11

PART II - OTHER INFORMATION ................................................  16

SIGNATURES .................................................................  18

                  [LETTERHEAD OF BEADLE, MCBRIDE & REEVES, LLP]


                         INDEPENDENT ACCOUNTANT'S REPORT

The Board of Directors and Stockholders
Nevada Holding Group, Inc.
Las Vegas, Nevada

We have reviewed the accompanying condensed balance sheet of Nevada Holding Group, Inc. as of June 30, 2001 and the related condensed statements of operations and cash flows for the three months and six months then ended. These financial statements are the responsibility of the Corporation's management.

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


/s/ Beadle, McBride & Reeves, LLP


Las Vegas, Nevada
December 20, 2001

NEVADA HOLDING GROUP, INC.

BALANCE SHEET
JUNE 30, 2001 AND MARCH 31, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

                                                   (UNAUDITED)     (UNAUDITED)
                                                  JUNE 30, 2001   MARCH 31, 2001
                                                  -------------   --------------
CURRENT ASSETS:
  Cash                                              $  13,658       $   8,524
  Accounts Receivable                                  32,650          28,800
  10% Convertible Notes Receivable                      3,584           2,525
                                                    ---------       ---------
TOTAL CURRENT ASSETS                                $  49,892       $  39,849

OTHER ASSETS:
  Securities at Cost                                $   1,350       $   1,350
                                                    ---------       ---------
TOTAL OTHER ASSETS                                  $   1,350       $   1,350
                                                    ---------       ---------

TOTAL ASSETS                                        $  51,242       $  41,199
                                                    =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                      $ -0-           $ -0-
                                                    ---------       ---------
TOTAL CURRENT LIABILITIES                               $ -0-           $ -0-
STOCKHOLDERS' EQUITY:
  Common Stock, $0.001 par value, Authorized
    50,000,000 shares; Issued and outstanding;
    at June 30, 2001 and March 31, 2001,
    3,404,400 and 3,404,400 respectively            $   3,404       $   3,404
  Additional paid-in capital                          140,638         140,638
  Accumulated Deficit                                 (92,800)       (102,843)
                                                    ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                          $  51,242       $  41,199
                                                    ---------       ---------
TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY                            $  51,242       $  41,199
                                                    =========       =========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF OPERATIONS
FOR THE PERIODS ENDED JUNE 30, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                                   (UNAUDITED)      (UNAUDITED)
                                                  THREE MONTHS      SIX MONTHS
                                                  JUNE 30, 2001    JUNE 30, 2001
                                                  -------------    -------------
REVENUE:
  Consulting Income                                 $  38,850        $  72,400
                                                    ---------        ---------
TOTAL REVENUE                                          38,850           72,400
COST OF REVENUES:
  Consulting Fees                                      13,600           15,925
  Document Preparation                                 12,500           22,500
                                                    ---------        ---------
TOTAL COST OF REVENUE                                  26,100           38,425
                                                    ---------        ---------

GROSS PROFIT (LOSS)                                    12,750           33,975

OPERATING EXPENSES:
  Accounting                                              500            6,610
  Acquisition Costs                                       -0-              -0-
  Advertising                                             -0-              232
  Bank Charges                                             18               73
  Consulting Fees                                         -0-           13,763
  Document Preparation                                    -0-           15,000
  Filing Fees                                             129              294
  Legal                                                 1,000            1,000
  Meeting Expenses                                        -0-              -0-
  Organization Costs                                      -0-              -0-
  Postage & Mailing                                       100            1,199
  Printing                                                331              625
  Supplies                                                101            1,304
  Transfer Agent Fees                                     588              588
  Travel                                                  -0-            1,650
                                                    ---------        ---------
TOTAL OPERATING EXPENSES                                2,767           42,338
                                                    ---------        ---------
NET INCOME (LOSS)
  From Operations                                       9,983           (8,363)
                                                    =========        =========
OTHER INCOME:
  Interest Income                                          58              505

NET INCOME (LOSS)                                      10,041        $  (7,858)
                                                    =========        =========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED JUNE 30, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                                   (UNAUDITED)      (UNAUDITED)
                                                  THREE MONTHS      SIX MONTHS
                                                  JUNE 30, 2001    JUNE 30, 2001
                                                  -------------    -------------
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Income (Loss) During Period                     $  10,041        $  (7,858)

ITEMS NOT AFFECTING CASH FLOW:
Increase in Notes Receivable                           (1,058)          (3,584)
Increase in Accounts Receivable                        (3,850)         (32,650)
Increase in Securities at Cost                            -0-           (1,350)
Decrease in Loan Receivable                               -0-              -0-
Decrease in Organization Costs                            -0-              -0-
                                                    ---------        ---------
NET CASH FLOW
FROM OPERATIONS                                     $   5,133        $ (45,442)

CASH FLOW FROM FINANCING ACTIVITIES:

Issuance of Company Stock - Cash                          -0-        $  59,100
Deferred Offering Costs                                   -0-              -0-
Distribution to Shareholders                              -0-              -0-
                                                    ---------        ---------
NET CASH FLOW
FROM FINANCING ACTIVITIES                                 -0-        $  59,100

Net Increase (Decrease) In Cash                         5,133        $  13,658
Cash At Beginning of Period                             8,524              -0-
                                                    ---------        ---------

CASH AT END OF PERIOD                               $  13,658        $  13,658
                                                    =========        =========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF SHAREHOLDERS' EQUITY
JUNE 30, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                                           ADDITIONAL
TRANSACTION                    NUMBER OF       COMMON       PAID-IN      ACCUMULATED      TOTAL
AND DATE                     COMMON SHARES     STOCK        CAPITAL        DEFICIT        EQUITY
--------                     -------------   ----------    ----------    ----------     ----------
October 28, 1999
Shares for Cash and
Services at Par Value
$0.001 Per Share                  600,000    $      600    $    5,400           -0-     $    6,000

November 1, 1999 through
December 31, 1999
Shares for Cash at $0.25
Per Share                         400,000    $      400    $   99,600           -0-     $  106,000

January 1, 2000 through
March 31, 2000
Shares for Cash at $4.00
Per Share                         108,200    $      108    $  392,570           -0-     $  498,678

April 1, 2000 through
November 30, 2000
Shares for Cash at $4.00
Per Share                           3,000    $        3    $   11,997           -0-     $  510,678

Distribution of Shares
Of Terra Moya Aqua, Inc.
To Shareholders                                            $ (425,736)                  $   84,942

January 1, 2001 through
January 31, 2001
Shares for Cash at $0.10
Per Share                         591,000    $      591    $   58,509           -0-     $  144,042

January 31, 2001 - 2 for 1
Stock Split in form of 100%
Stock Dividend                  1,702,200    $    1,702    $   (1,702)          -0-     $  144,042

Accumulated Deficit
During the Development
Stage                                 -0-           -0-           -0-    $  (92,800)    $   51,242
                               ----------    ----------    ----------    ----------     ----------
Balance 6/30/01                 3,404,400    $    3,404    $  140,638    $  (92,800)    $   51,242
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

NEVADA HOLDING GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 4 -- CAPITALIZATION:

     As of June 30, 2001, the Company has 3,404,400 Common Shares issued and outstanding. There are no preferred shares authorized.

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