Form 10QSB/A
period 2001-09-30
NEVADA HOLDING GROUP INC /NV/
filed 2001-12-27
CIK 1134011

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

The following financial statements were prepared by the Company and were reviewed by Beadle, McBride & Reeves, LLP, Accountants and Consultants, 2285 Renaissance Drive, Las Vegas, Nevada 89119. The statements include an
Independent Accountant's Report, balance sheet as of September 30, 2001, 2001 and the related condensed statements of operations and cash flows for the three months and nine months then ended. These financial statements are the responsibility of the Corporation's management.

     ITEM 1    BALANCE SHEET -- SEPTEMBER 30, 2001 .........................   4

     ITEM 2    STATEMENT OF OPERATIONS FOR THE THREE
               MONTHS ENDED SEPTEMBER 30, 2001 .............................   5

     ITEM 3    STATEMENT OF CASH FLOWS FOR THE THREE
               MONTHS ENDED SEPTEMBER 30, 2001 .............................   6

     ITEM 4    STATEMENT OF SHAREHOLDERS EQUITY THROUGH SEPTEMBER 30, 2001 .   7

     ITEM 5    NOTES TO FINANCIAL STATEMENTS ...............................   8

     ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS .........................  11

PART II - OTHER INFORMATION ................................................  16

SIGNATURES .................................................................  17

                  [LETTERHEAD OF BEADLE, MCBRIDE & REEVES, LLP]


                         INDEPENDENT ACCOUNTANT'S REPORT

The Board of Directors and Stockholders
Nevada Holding Group, Inc.
Las Vegas, Nevada

We have reviewed the accompanying condensed balance sheet of Nevada Holding Group, Inc. as of September 30, 2001 and the related condensed statements of operations and cash flows for the three months and nine months then ended. These financial statements are the responsibility of the Corporation's management.

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


/s/ Beadle, McBride & Reeves, LLP


Las Vegas, Nevada
December 20, 2001

NEVADA HOLDING GROUP, INC.

BALANCE SHEET
SEPTEMBER 30, 2001 AND JUNE 30, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

                                                 (UNAUDITED)        (UNAUDITED)
                                              SEPTEMBER 30, 2001   JUNE 30, 2001
                                              ------------------   -------------
CURRENT ASSETS:
  Cash                                             $  12,188         $  13,658
  Accounts Receivable                                 37,100            32,650
  10% Convertible Notes Receivable                     2,434             3,584
                                                   ---------         ---------
TOTAL CURRENT ASSETS                               $  51,722         $  49,892

OTHER ASSETS:
  Securities at Cost                               $   2,573         $   1,350
                                                   ---------         ---------
TOTAL OTHER ASSETS                                 $   2,573         $   1,350
                                                   ---------         ---------

TOTAL ASSETS                                       $  54,295         $  51,242
                                                   =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                     $ -0-             $ -0-
                                                   ---------         ---------
TOTAL CURRENT LIABILITIES                              $ -0-             $ -0-

STOCKHOLDERS' EQUITY:
  Common Stock, $0.001 par value, Authorized
    50,000,000 shares; Issued and outstanding;
    at September 30, 2001 and June 30, 2001,
    3,404,400 and 3,404,400 respectively           $   3,404         $   3,404
  Additional paid-in capital                         140,638           140,638
  Accumulated Deficit                                (89,747)          (92,800)
                                                   ---------         ---------
TOTAL STOCKHOLDERS' EQUITY                         $  54,295         $  51,242
                                                   ---------         ---------
TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY                           $  54,295         $  51,242
                                                   =========         =========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF OPERATIONS
FOR THE PERIODS ENDED SEPTEMBER 30, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                             (UNAUDITED)         (UNAUDITED)
                                            THREE MONTHS         NINE MONTHS
                                         SEPTEMBER 30, 2001   SEPTEMBER 30, 2001
                                         ------------------   ------------------
REVENUE:
  Consulting Income                           $  14,450            $  86,850
                                              ---------            ---------
TOTAL REVENUE                                    14,450               86,850

COST OF REVENUES:
  Consulting Fees                                 1,600               17,525
  Document Preparation                            7,500               30,000
                                              ---------            ---------
TOTAL COST OF REVENUE                             9,100               47,525
                                              ---------            ---------

GROSS PROFIT (LOSS)                               5,350               39,325

OPERATING EXPENSES:
  Accounting                                        500                7,110
  Acquisition Costs                                 -0-                  -0-
  Advertising                                       -0-                  232
  Bank Charges                                       18                   91
  Consulting Fees                                   -0-               13,763
  Document Preparation                              -0-               15,000
  Filing Fees                                       -0-                  294
  Legal                                             -0-                1,000
  Meeting Expenses                                  -0-                  -0-
  Organization Costs                                -0-                  -0-
  Postage & Mailing                                  64                1,263
  Printing                                          102                  727
  Repairs                                           384                  384
  Supplies                                        1,276                2,581
  Transfer Agent Fees                                25                  613
  Travel                                            -0-                1,650
                                              ---------            ---------
TOTAL OPERATING EXPENSES                          2,369               44,708
                                              ---------            ---------

NET INCOME (LOSS)
FROM OPERATIONS                                   2,981               (5,383)
                                              ---------            ---------
OTHER INCOME:
  Interest Income                                    73                  578

NET INCOME (LOSS)                             $   3,054            $  (4,805)
                                              =========            =========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED SEPTEMBER 30, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                             (UNAUDITED)         (UNAUDITED)
                                            THREE MONTHS         NINE MONTHS
                                         SEPTEMBER 30, 2001   SEPTEMBER 30, 2001
                                         ------------------   ------------------
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Income (Loss) During Period               $  3,054             $ (4,805)

ITEMS NOT AFFECTING CASH FLOW:
Increase in Notes Receivable                     1,150               (2,433)
Increase in Accounts Receivable                 (4,450)             (37,100)
Increase in Securities at Cost                   1,224               (2,574)
Decrease in Loan Receivable                        -0-                  -0-
Decrease in Organization Costs                     -0-                  -0-
                                              --------             --------
NET CASH FLOW
FROM OPERATIONS                               $ (1,470)            $(46,912)

CASH FLOW FROM FINANCING ACTIVITIES:

Issuance of Company Stock - Cash                   -0-             $ 59,100
Deferred Offering Costs                            -0-                  -0-
Distribution to Shareholders                       -0-                  -0-
                                              --------             --------
NET CASH FLOW
FROM FINANCING ACTIVITIES                          -0-             $ 59,100

Net Increase (Decrease) In Cash               $ (1,470)            $ 12,188
Cash At Beginning of Period                     13,658                  -0-
                                              --------             --------

CASH AT END OF PERIOD                         $ 12,188             $ 12,188
                                              ========             ========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF SHAREHOLDERS' EQUITY
SEPTEMBER 30, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                                            ADDITIONAL
TRANSACTION                   NUMBER OF        COMMON        PAID-IN       ACCUMULATED      TOTAL
AND DATE                    COMMON SHARES      STOCK         CAPITAL         DEFICIT        EQUITY
--------                    -------------    ----------     ----------     -----------    ----------
October 28, 1999
Shares for Cash and
Services at Par Value
$0.001 Per Share                 600,000     $      600     $    5,400            -0-     $    6,000

November 1, 1999 through
December 31, 1999
Shares for Cash at $0.25
Per Share                        400,000     $      400     $   99,600            -0-     $  106,000

January 1, 2000 through
March 31, 2000
Shares for Cash at $4.00
Per Share                        108,200     $      108     $  392,570            -0-     $  498,678

April 1, 2000 through
November 30, 2000
Shares for Cash at $4.00
Per Share                          3,000     $        3     $   11,997            -0-     $  510,678

Distribution of Shares
Of Terra Moya Aqua, Inc.
To Shareholders                                             $ (425,736)                   $   84,942

January 1, 2001 through
January 31, 2001
Shares for Cash at $0.10
Per Share                        591,000     $      591     $   58,509            -0-     $  144,042

January 31, 2001 - 2 for 1
Stock Split in form of 100%
Stock Dividend                 1,702,200     $    1,702     $   (1,702)           -0-     $  144,042

Accumulated Deficit
During the Development
Stage                                -0-            -0-            -0-     $  (89,747)    $   54,295
                              ----------     ----------     ----------     ----------     ----------
Balance 9/30/01                3,404,400     $    3,404     $  140,638     $  (89,747)    $   54,295
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

     During the period from January 1, 2001 through January 31, 2001, the Company issued 591,000 Common Shares, par value $0,001 to shareholders who participated in the Company's Private Placement. The Company completed the Private Placement pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company offered and sold 591,000 Common Shares, par value $0.001 per share, to twenty-three non-affiliated investors for a total consideration of $59,100.00. The Offering commenced on January 1, 2001 and was completed on January 31, 2001.

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