Form 10KSB
period 2001-12-31
NEVADA HOLDING GROUP INC /NV/
filed 2002-03-28
CIK 1134011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 0-32321


                           NEVADA HOLDING GROUP, INC.
             (Exact name of registrant as specified in its charter)


                NEVADA                                  88-0440989
(State of jurisdiction of Incorporation)    (I.R.S. Employer Identification No.)


4729 LOMAS SANTE FE STREET, LAS VEGAS, NEVADA             89147
  (Address of principal executive offices)              (Zip Code)


Registrants telephone number, including area code: (702) 220-3120


                                      N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of December 31, 2001, the Registrant had 3,404,400 shares of its $0.001 par value common stock issued and outstanding.

As of December 31, 2001, the Registrant had 2,604,400 shares of its $0.001 par value common stock held by non-affiliates of the registrant. Market value of $680,880 has been computed based upon the closing bid price of $0.20 per share on December 31, 2001.

Total Number of Pages: 36

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 NOT APPLICABLE


                                TABLE OF CONTENTS

PART I ........................................................................3

     ITEM 1  BUSINESS .........................................................3
     ITEM 2  PROPERTIES .......................................................7
     ITEM 3  LEGAL PROCEEDINGS ................................................7
     ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES  HOLDERS ...........7

PART II .......................................................................9

     ITEM 5  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS ..............................................9
     ITEM 6  SELECTED FINANCIAL DATA .........................................10
     ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS .......................................10
     ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY  DATA ....................12
     ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
             FINANCIAL DISCLOSURE ............................................23

PART III .....................................................................24

     ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..............24
     ITEM 11 EXECUTIVE COMPENSATION ..........................................25
     ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT ..................................................26
     ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................27

PART IV ......................................................................29

     ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K .....................................................30

SIGNATURES ...................................................................29

PART I


ITEM 1 - BUSINESS

GENERAL

Nevada Holding Group, Inc. (the "Company") was incorporated under the laws of the State of Nevada on October 28, 1999. The Company filed an Amended Articles of Incorporation on December 22, 2000, changing the name of the Company from TMA, Inc. to Nevada Holding Group, Inc.

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

Although the Company's financial resources are severely limited, the Company intends to seek corporate opportunities. The Company's principal business objective is to seek long-term growth potential in a business venture, rather than to seek immediate, short-term earnings. The Company does not restrict its search to any specific business, industry or geographical location.

The Company is presently able to participate only in a very limited number of business ventures, due primarily to the Company's lack of capital. Lack of diversification, which the Company presently experiences, is a risk in investing in the Company because it limits the ability of the Company to offset potential losses from one venture against gains from another and will expose the Company to the cyclical and other risks of any business in which it invests.

The Company will be seeking business opportunities in firms that have recently commenced operations or are developing companies in need of additional capital for expansion into new products or markets, seeking to develop a new product or service or are established businesses that may be experiencing financial or operating difficulties and are in need of additional capital. In some instances, a business opportunity may involve the acquisition of a company that does not need cash, but which desires to be part of a corporation with a public trading market for its stock. The Company may, depending on its opportunities, purchase assets, with its common stock and establish a wholly owned subsidiary in various business or purchase existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity in which to participate may be complicated. However, because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, there will be opportunities available to the Company.

The Company's goal is to acquire strategic positions in potentially profitable enterprises that will enhance the value of its holdings. The Company has adopted a strategy of seeking opportunities to realize significant gains through the selective participation in companies with early round financing. The Company believes that this strategy provides the ability to significantly increase shareholder value, as well as provide capital to support the growth in the Company's subsidiaries and investments. The Company's strategy also envisions and will promote opportunities for synergistic business relationships among the companies within its portfolio. This unique method of generating equity for its shareholders will focus on early stage companies.

Decisions regarding future acquisitions will be made by the management of the Company that will in all probability act without the consent, vote or approval of the Company's shareholders. The Company presently has no other agreements, understandings or arrangements to acquire or participate in any specific business opportunity.

The Company does not restrict its search to any specific kind of business, but may acquire a venture that is in any stage of its corporate life, including but not limited to; companies in the development stage and those already in operation. It is impossible to predict at this time the status or maturity of any business in which the Company may become engaged through acquisition or otherwise. The results of the Company's past acquisitions are not any indication of the results of any future acquisitions.

EVALUATION OF OPPORTUNITIES

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

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue code of 1954, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of all the classes of stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the percent of ownership of such shareholders.

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

THE COMPANY'S PLANNED ACQUISITIONS

The Company had earlier entered into a "Letter of Intent" to acquire all of the issued and outstanding shares of Providence Cabinet, Inc., a commercial cabinet manufacturer located in Clarksville, Tennessee. Providence Cabinet, Inc., established in 1949, manufactures and sells commercial and institutional cabinets, casework and countertops throughout the United States. Providence Cabinet, Inc. completed its year ending December 31, 2001 with revenues of approximately $2.2 million.

On March 27, 2002, the Company completed the acquisition of 100% of the issued and outstanding shares of Providence Cabinet, Inc. The agreement provides for the Company to pay a total of $85,000 payable with a down payment of $15,000 and the balance due and payable in six monthly installments. In addition, the Company assumed liabilities of approximately $1,700,000. Providence Cabinet, Inc. has assets including land, building, equipment and fixtures of approximately $2,200,000 prior to depreciation. Providence Cabinet, Inc. has total inventory and accounts receivable of approximately $700,000.

The Company plans to acquire all of the issued and outstanding shares of Apollo Capital Corp. The Company has entered into a "Letter of Intent" to acquire 100% of the issued and outstanding shares of Apollo Capital Corp., a Nevada corporation via a share exchange of one share of the Company for one share of Apollo Capital Corp. for a total issuance by the Company of 35,179,000 shares. This exchange will be completed after the filing of the appropriate documents with the Securities and Exchange Commission. Shareholder approval will be necessary and a proxy statement will be mailed to the shareholders.

THE COMPANY'S FUTURE SERVICES

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

THE CORPORATE MISSION

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

ITEM 2 - PROPERTIES

Nevada Holding Group, Inc. does not have any property and at this time has no agreements to acquire any property. The Company currently utilizes corporate office space from its Chairman of the Board on a rent-free basis. The Company was not required to make a security deposit.

ITEM 3 - LEGAL PROCEEDINGS

The Company knows of no litigation pending, threatened or contemplated, or unsatisfied judgments against it, or any proceedings in which the Company is a party. The Company knows of no legal actions pending or threatened or judgment against any officer or director of the Company in his capacity as such.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Officially, no matters were submitted to a vote of security holders during the year ended December 31, 2001.

On or about December 12, 2001, the Company submitted to the shareholders a preliminary proxy statement soliciting the shareholders vote on the following matters:

     1. To ratify the Company's planned acquisition of all the issued and outstanding shares of Apollo Capital Corp. on a share for share exchange.

     2. To approve the severance pay to the resigning officers and directors of Nevada Holding Group, Inc.

     3. To elect a new Board of Directors and officers to serve until the next annual meeting of the stockholders and until their successors are elected and have qualified.

The results of the shareholder solicitation are as follows:

     1. 2,496,900 votes were cast in favor of the acquisition of Apollo Capital Corp There were a total of 907,500 shares that did not return their votes. 73.34% of the shares were voted in favor.

     2. 2,379,400 votes were cast in favor of the severance pay to the resigning officers and directors. 102,500 votes were cast against the proposal. 15,000 shares abstained from voting. There were a total of 907,500 shares that did not return their votes. 69.89% of the shares were voted in favor.

     3. 2,476,900 votes were cast in favor of the election of a new Board of Directors and officers of the Company. 20,000 shares abstained from voting. There were a total of 907,500 shares that did not return their votes. 72.76% of the shares were voted in favor.

Notwithstanding the above approval by the shareholders, the Company has been advised by its securities counsel that it will be necessary to comply with Securities and Exchange Commission regulations regarding the solicitation of shareholder votes. To that end, the Company has filed a preliminary proxy statement with the Securities and Exchange Commission with respect to the solicitation of proxies for shareholder approval of the acquisition of Apollo Capital Corp.

The Securities and Exchange Commission has advised the Company that with respect to the filed Preliminary Proxy Statement that it will be necessary to also provide current audited financial statements for both Apollo Capital Corp. and the Company. The Company is presently preparing an amended Preliminary Proxy Statement for filing with the Securities and Exchange Commission.

PART  II


ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

There market price of the Company's Common Stock was a bid of $0.20 and an ask of $0.60 at the close on December 31, 2001. There has been limited trading activity to date. There is no assurance that an active trading market will ever develop or, if such a market does develop, that it will continue.

The Company's securities are traded on the NASD OTC Bulletin Board under the symbol NVHG. The securities are deemed to be a "penny stock". The Securities and Exchange Commission had adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The Company plans to have its securities traded in the over-the-counter ("OTC") market. The OTC market differs from national and regional stock exchanges in that it (1) is not cited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges.

DIVIDENDS

The Company has not paid any cash dividends on its Common Shares to date and there are no plans for paying cash dividends in the foreseeable future. Initial earnings that the Company may realize, if any, will be retained to finance the growth of the Company. Any future dividends, of which there can be no assurance, will be directly dependent upon earnings of the Company, its financial requirements and other factors.

ITEM 6 - SELECTED FINANCIAL DATA

As of December 31, 2001, the Company had working capital of $14,543 and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management.

As part of the Company's plan to raise additional working capital, the Company may make a limited number of offers and sales of its Common Shares to qualified investors in transactions that are exempt from registration under the 1933 Act. Other offers and sales of Common Shares may be at prices per share that are higher or lower than the price of the Common Shares. There can be no assurance the Company will not make other offers of its securities at different prices, when, in the Company's discretion, such prices are deemed by the Company to be reasonable under the circumstances.

The selected financial data set forth above should be read in conjunction with "Managements Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Operations contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the services of the Company, the Company's efforts to establish and the development of new services. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. The following should be read in conjunction with our audited Consolidated Financial Statements included within.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY.

The Company has limited capital resources. The Company does expect to generate positive cash flow from operations with the acquisition of a controlling interest in additional companies. The Company does not anticipate any material increase in operating expenses until such time as additional capital can be raised and the Company proceeds with the further development of its business plan. Management believes that the Company must be successful in raising equity or debt financing sufficient to meet its working capital requirements and to support the expenses associated with developing the proposed partner companies within the next several months. There can be no assurance that the terms negotiated by the Company will be acceptable to potential partner companies and if favorable agreements cannot be made it would have a material adverse impact on the Company.

RESULTS OF OPERATIONS.

The Company generated revenues from operations of $66,750 during the year ended December 31, 2001, which was an increase of $66,750 from the year ended December 31, 2000. The Company recorded a net loss from operations of $44,557 during the year ended December 31, 2001, which was compared to a loss of $60,409 for the year ended December 31, 2000. The loss incurred by the Company during the year ended December 31, 2001 can be attributed to the loss of a contract after September 11, 2000 that caused a client to cancel a contract and the expenses incurred by the Company to comply with the filing requirements to become a publicly traded company. Without these two events the Company would have been profitable.

PLAN OF OPERATIONS.

PLAN OF OPERATION

The Company's plan of operation will be to complete the acquisition of Apollo Capital Corp. The Company has entered into a "Letter of Intent" to acquire 100% of the issued and outstanding shares of Apollo Capital Corp., a Nevada corporation on a share for share exchange. This exchange will be completed after the filing of the appropriate documents with the Securities and Exchange Commission. Shareholder approval will be necessary and a proxy statement will be mailed to the shareholders. Apollo Capital Corp. has 35,179,000 common shares issued and outstanding. The shareholders of Apollo Capital Corp. have approved the exchange with a 100% vote in favor. The current officers, directors and affiliates of Nevada Holding Group, Inc. will control 16.78% of the issued and outstanding shares of the combined companies. Upon the completion of the exchange it is anticipated that the present officers and directors of Nevada Holding Group, Inc. will resign and be replaced new officers and directors.

Management anticipates that the acquisition of Apollo Capital Corp. will provide the Company with access to the capital markets that are available through Apollo Capital Investments, Inc., the majority shareholder of Apollo Capital Corp. It is further anticipated that the acquisition of Apollo Capital Corp. will provide the Company with experienced management, access to capital and acquisition candidates.

The Company will enter into Consulting Agreements with individuals that can provide the Company with appropriate experience in matters that will help develop the Company. These consultants will be utilized in lieu of the services of affiliated companies in the future. As of December 31, 2001, the Company had not entered into any Consulting Agreements. Subsequent to December 31, 2001, the Company has retained a total of 4 such consultants to provide various product and marketing services to the Company. In lieu of cash compensation these consultants were issued a total of 1,600,000 shares, with said shares being issued pursuant to an S-8 Registration Statement.

The overall concept and operations of the Company will remain substantially the same as outlined in the business section.

ANALYSIS OF FINANCIAL CONDITION

As of December 31, 2001, the Company had working capital of $14,543 and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management.

The Company has prepared audited financial statements as of December 31, 2001. The Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. With the acquisition of Apollo Capital Corp. the Company will have access to the financial resources. There is no assurance that the Company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management.

As part of the Company's plan to raise additional working capital, the Company may make a limited number of offers and sales of its Common Shares to qualified investors in transactions that are exempt from registration under the 1933 Act. Other offers and sales of Common Shares may be at prices per share that are higher or lower than the price of the Common Shares. There can be no assurance the Company will not make other offers of its securities at different prices, when, in the Company's discretion, such prices are deemed by the Company to be reasonable under the circumstances.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                INDEX TO FINANCIAL STATEMENTS - DECEMBER 31, 2001

     INDEPENDENT  AUDITORS' REPORT ......................................13

     BALANCE  SHEETS ....................................................14

     STATEMENTS  OF OPERATIONS ..........................................15

     STATEMENTS OF STOCKHOLDERS' EQUITY .................................16

     STATEMENTS OF CASH FLOW ............................................17

     NOTES TO FINANCIAL STATEMENTS ......................................18

BEADLE, MCBRIDE & REEVES, LLP
accountants and consultants

--------------------------------------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS

--------------------------------------------------------------------------------

To the Board of Directors
Nevada Holding Group, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Nevada Holding Group, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Nevada Holding Group, Inc. as of December 31, 2000, were audited by other auditors whose report, dated January 29, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Nevada Holding Group, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's operations were with related parties that are not expected to be continuing revenues sources. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Beadle, McBride & Reeves, LLP

Las Vegas, Nevada
March 4, 2002

NEVADA HOLDING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
DECEMBER 31,


ASSETS                                                       2001        2000
                                                          ---------   ---------
Current assets:
  Cash                                                    $  12,598          --
  Prepaid Expenses                                            2,535          --
                                                          ---------   ---------
        Total current assets                                 15,133          --
                                                          ---------   ---------

Total assets                                              $  15,133          --
                                                          =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                   $     590          --
                                                          ---------   ---------
        Total current liabilities                               590          --

Stockholders' equity
  Common stock, par value $.001, 50,000,000 shares
    authorized; 3,404,400 shares issued and outstanding       3,404       1,111
  Additional paid-in capital                                140,638      83,831
  Deficit accumulated during the development stage         (129,499)    (84,942)
                                                          ---------   ---------
        Total stockholders' equity                        $  14,543          --
                                                          ---------   ---------
        Total liabilities and stockholders' equity        $  15,133          --
                                                          =========   =========

SEE NOTES TO FINANCIAL STATEMENTS

NEVADA HOLDING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
FOR THE YEARS DECEMBER 31, 2001, 2000, 1999 AND THE
  PERIOD OF OCTOBER 28, 1999 (INCEPTION), TO DECEMBER 31, 2001

                                                                              October 28, 1999
                                                                             (Date of inception)
                                     2001          2000          1999       to December 31, 2001
                                  ---------     ---------     ---------     --------------------
Revenues:
  Consulting fees                 $  66,750     $      --     $      --          $  66,750

Cost of revenue                      85,787            --            --             85,787
                                  ---------     ---------     ---------          ---------
    Gross profit (loss)             (19,037)           --            --            (19,037)

Expenses:
  General and administrative         26,148        94,963        24,533            145,644
                                  ---------     ---------     ---------          ---------

    (Loss) from operations          (45,185)      (94,963)      (24,533)          (164,681)

Other income:
  Interest income                       628        34,554            --             35,182
                                  ---------     ---------     ---------          ---------
    Total                               628        34,554            --             35,182
                                  ---------     ---------     ---------          ---------

    Net (loss)                    $ (44,557)    $ (60,409)    $ (24,533)         $(129,499)
                                  =========     =========     =========          =========
    (Loss) per share              $   (0.03)    $   (0.06)    $   (0.01)         $   (0.10)
                                  =========     =========     =========          =========

SEE NOTES TO FINANCIAL STATEMENTS

NEVADA HOLDING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS DECEMBER 31, 2001, 2000, 1999 AND THE
  PERIOD OF OCTOBER 28, 1999 (INCEPTION), TO DECEMBER 31, 2001

                                                                         Additional          Deficit
                                                                       Paid in Capital     accumulated
                                                Common Stock           (Shares issued      during the
                                          ------------------------        for less         development
                                            Shares         Value          than par)           stage          Total
                                          ----------     ---------       ---------          ---------      ---------
Balance at October 28, 1999                       --     $      --       $      --          $      --      $      --

Issuance of common stock:
October 28, 1999 for cash
  and services                               600,000           600           5,400                 --          6,000
November 20, 1999 for cash                   400,000           400          99,600                 --        100,000

Net (loss)                                        --            --              --            (24,533)       (24,533)
                                          ----------     ---------       ---------          ---------      ---------
Balance at 12/31/1999                      1,000,000         1,000         105,000            (24,533)        81,467

Issuance of common stock:
February 25, 2000 for cash                    91,700            92         366,708                 --        366,800
April 17, 2000 for cash                       19,500            19          77,981                 --         78,000

Deferred offering costs                           --            --         (40,122)                --        (40,122)

Distribution of acquired company stock            --            --        (425,736)                --       (425,736)

Net (loss)                                        --            --              --            (60,409)       (60,409)
                                          ----------     ---------       ---------          ---------      ---------
Balance at 12/31/2000                      1,111,200         1,111          83,831            (84,942)            --

Issuance of common stock:
January 30, 2001 for cash                    591,000           591          58,509                 --         59,100

January 31, 2000 100%
  stock dividend                           1,702,200         1,702          (1,702)                --             --

Net (loss)                                        --            --              --            (44,557)       (44,557)
                                          ----------     ---------       ---------          ---------      ---------
Balance at 12/31/2001                      3,404,400     $   3,404       $ 140,638          $(129,499)     $  14,543
                                          ==========     =========       =========          =========      =========

SEE NOTES TO FINANCIAL STATEMENTS

NEVADA HOLDING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
FOR THE YEARS DECEMBER 31, 2001, 2000, 1999 AND THE
  PERIOD OF OCTOBER 28, 1999 (INCEPTION), TO DECEMBER 31, 2001

                                                                                                       October 28, 1999
                                                                                                      (Date of inception)
                                                       2001             2000             1999         to December 31, 2001
                                                    ---------        ---------        ---------       --------------------
Cash flows from operating activities:
  Cash received from customers                      $  66,750        $      --        $      --            $  66,750
  Cash paid to vendors                               (111,880)         (21,324)         (92,772)            (225,976)
  Cash advanced on notes receivable                    (2,000)              --               --               (2,000)
  Interest received                                       628               --               --                  628
                                                    ---------        ---------        ---------            ---------
Net Cash (used in) operating activities               (46,502)         (21,324)         (92,772)            (160,598)

Cash flows from investing activities:
  Convertible loan to Terra Moya Aqua, Inc.                --         (391,182)              --             (391,182)
                                                    ---------        ---------        ---------            ---------
Net cash (used in) Investing activities                    --         (391,182)              --             (391,182)

Cash flows from financing activities:
  Proceeds from issuance of common stock               59,100          444,800          100,600              604,500
  Deferred offering costs                                  --          (40,122)              --              (40,122)
                                                    ---------        ---------        ---------            ---------
Net cash provided by financing activities              59,100          404,678          100,600              564,378

Increase (decrease) in cash                            12,598           (7,828)           7,828               12,598

Cash, beginning of year                                    --            7,828               --                   --
                                                    ---------        ---------        ---------            ---------
Cash, end of year                                   $  12,598        $      --        $   7,828            $  12,598
                                                    =========        =========        =========            =========

The following is a reconciliation of net income to net cash provided by operations:

Net (loss)                                          $ (44,557)       $ (60,409)       $ (24,533)           $(129,499)
  (Increase) decrease in loan receivable                   --            6,909           (6,909)                  --
  (Increase) decrease in organization costs                --           66,730          (66,730)                  --
  (Increase) decrease in prepaid expenses              (2,535)              --               --               (2,535)
  Increase in accounts payable
    and accrued expenses                                  590               --               --                  590
  Common stock received for interest income                --          (34,554)              --              (34,554)
  Common stock issued for services rendered                --               --            5,400                5,400
                                                    ---------        ---------        ---------            ---------
Net cash (used in) operating activities             $ (46,502)       $ (21,324)       $ (92,772)           $(160,598)
                                                    =========        =========        =========            =========

SEE NOTES TO FINANCIAL STATEMENTS

NEVADA HOLDING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS


NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. The financial statements and notes are representations of management. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

NATURE OF BUSINESS

Nevada Holding Group, Inc. (the Company) was organized October 28, 1999 as a Nevada corporation. The Company has been organized for the purpose of acquiring equity positions in start-up and existing companies. The Company also provides companies with consulting services with regard to raising capital, equity formation, development of management teams, implementing marketing programs when appropriate and guidance in filing registration statements.

ESTIMATES

The preparation of the balance sheet in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of footnote information at the date of the balance sheet. Actual results could differ from those estimates.

SUMMARY OF ACCOUNTING POLICIES

Revenue recognition
Revenue is recognized as services are performed and billed.

Fair value of financial instruments
The carrying amounts of financial instruments including cash and prepaid expenses approximate their fair value because of their short maturities.

Comprehensive income
There is no difference or reconciling items between net income and comprehensive income for the years ended December 31, 2001, 2000 and 1999.

Reclassification
Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

NOTE 2. STOCK ISSUANCES

The Company is authorized to issue 50,000,000 shares of common stock, par value $.001 per share. The Company does not have preferred stock. On October 28, 1999, the Company issued 600,000 common shares, par value $001, to the founder of the Company in exchange for $600 cash and various consulting services valued at $5,400.

NEVADA HOLDING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS


NOTE 2. STOCK ISSUANCES - CONTINUED

During the period from November 1, 1999 through November 20, 1999, the Company issued 400,000 common shares, par value $.00l, under a private placement pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company offered and sold 400,000 common shares for a total consideration of $100,000.

During the period from January 10, 2000 through April 20, 2000, the Company issued 111,200 common shares, par value $.001, under a separate private placement pursuant to Regulation D, Rule 506 of the Securities Act of 1933, as amended. The Company offered and sold 111,200 common shares for a total consideration of $444,800.

During the period from January 1, 2001 through January 31, 2001, the Company issued 591,000 common shares, par value $.001, under an additional private placement pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company offered and sold 591,000 common shares for a total consideration of $59,100.

On January 31, 2001, the Board of Directors of the Company declared a 100% stock dividend, which due to the lack of any retained earnings was accounted for as a return of capital. The Company issued 1,702,200 common shares to the shareholders on record as of January 31, 2001.

As of December 31, 2001, the Company has 3,404,400 common shares issued and outstanding.

NOTE 3. RELATED PARTY TRANSACTIONS

Notes receivable:

On February 11, 2001, the Company issued a $1,000, 10% convertible note from My Trading Corp. The officers, directors and affiliates of the Company control approximately 41% of the issued and outstanding common stock of My Trading Corp. The note was repaid on December 31, 2001, including interest of $58. In addition, the Company was reimbursed costs incurred of approximately $270.

On February 11, 2001, the Company issued a $1,000, 10% convertible note from e-Com Holdings, Inc. The officers, directors and affiliates of the Company control approximately 90% of the issued and outstanding common stock of e-Com Holdings, Inc. The note was repaid on December 21, 2001, including interest of $58.

On March 12, 2001, the Company issued a promissory note in the amount of $5,200 to E-Trading Corp. On March 27, 2001, the note was repaid in full including interest of $416. E-Trading Corp. is controlled by the officers, directors and affiliates of the Company.

NEVADA HOLDING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS


NOTE 3. RELATED PARTY TRANSACTIONS - CONTINUED

Convertible notes and security distributions:

On February 11, 2001, the Company received a $1,000, 10% convertible note from E-Trading Corp. On March 5, 2001, E-Trading Corp. filed an amended Articles of Incorporation, changing their corporate name to Stars of Music, Inc. On March 26, 2001, the Company exercised the conversion provision of the convertible note into 809,784 common shares, par value $0.001 per share. On December 27, 2001, the shares were distributed to the shareholders of record. After the distribution, the officers, directors and affiliates of the Company controlled approximately 7% of the 11,933,284 issued and outstanding common shares of Stars of Music, Inc., a Nevada corporation. The Company's total cost for these shares was approximately $1,012.

On February 11, 2001, the Company received a $1,000, 10% convertible note from Solar Energy Corp. On September 11, 2001, the Company exercised the conversion provision of the convertible note into 846,672 common shares, par value $0.001 per share. On September 28, 2001, Solar Energy Corp. filed an amended Articles of Incorporation, changing their corporate name to Toyopia, Inc. On October 17, 2001, the Company received an additional 846,672 shares of Toyopia, Inc. as a result of a 2 for 1 forward split. On December 27, 2001, the shares were distributed to the shareholders of record. On December 31, 2001, the officers, directors and affiliates controlled approximately 5% of the 87,451,444 issued and outstanding common shares of Toyopia, Inc. The Company's total cost for these shares was approximately $1,058.

Consulting services:

During the year ended December 31, 2001, the Company received approximately $34,000 from Stars of Music, Inc. for consulting services. The officers, directors and affiliates of the Company control approximately 7% of the issued and outstanding common shares of Stars of Music, Inc. after the exercise of a convertible note on March 26, 2001. Additionally, the Company received approximately $32,000 from Toyopia, Inc. for consulting services. The officers, directors and affiliates of the Company control approximately 5% of the issued and outstanding common shares of stock after the exercise of a convertible note on September 11, 2001.

Services from affiliated companies:

During the year ended December 31, 2001, the Company utilized the services of Venture Funding Group, Inc., a Nevada corporation that is controlled by Thomas
R. Meinders, husband of Melanie S. Meinders, an officer of the Company. For the year ended December 31, 2001, Venture Funding Group, Inc. was paid approximately $58,300 for document preparation services.

During the year ended December 31, 2001, the Company utilized the services of High Desert Consultants, Inc., a Nevada corporation that is controlled by Thomas
R. Meinders, husband of Melanie S. Meinders, an officer of the Company. For the year ended December 31, 2001, High Desert Consultants, Inc. was paid approximately $23,800 for consulting services.

NEVADA HOLDING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS


NOTE 3. RELATED PARTY TRANSACTIONS - CONTINUED

During the year ended December 31, 2001, the Company utilized the services of Nevada Bookkeeping Corp., a Nevada corporation that is controlled by Thomas R. Meinders, husband of Melanie S. Meinders, an officer of the Company. For the year ended December 31, 2001, Nevada Bookkeeping Corp. was paid approximately $3,900 for bookkeeping services and the preparation of stock certificates.

NOTE 4. GOING CONCERN

The Company's  financial  statements  are prepared using  accounting  principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not developed a source of revenue. Unless the Company develops a continuing source of revenue or is able to raise additional capital, its ability to remain a going concern is questionable. Management believes its business plan will ultimately be successful and has demonstrated in the past the ability to raise capital as needed.

NOTE 5. SUBSEQUENT EVENTS

Subsequent to December 31, 2001, the Company loaned an affiliate company $10,000. The note was repaid in full on March 11, 2001 plus interest in the amount of $240.

Subsequent to December 31, 2001, the Company entered into a "Letter of Intent" to acquire the outstanding stock of Apollo Capital Corp. by issuing the shareholders of Apollo Capital Corp. 35,179,000 shares of Company stock in exchange for 35, 179,000 shares of Apollo Capital Corp. stock. The agreement requires shareholder approval to be completed. If approved by the stockholders of the Company, the merger will be accounted for as a reverse acquisition as the existing shareholders of Apollo Capital Corp. will control approximately 83% of the stock of the Company.

NOTE 6. PROFORMA BALANCE SHEET AND INCOME STATEMENT

The following is a proforma summary balance sheet as had the proposed merger been consummated at December 31, 2001.


                                               Effect
                                    As           of
                                presented      merger      Proforma
                                ---------     --------     --------
Current assets                   $ 15,133     $  4,757     $ 19,890
                                 --------     --------     --------
Total assets                     $ 15,133     $  4,757     $ 19,890
                                 ========     ========     ========
Current liabilities              $    590     $     --     $    590
Stockholders' equity             $ 14,543     $  4,757     $ 19,300
                                 --------     --------     --------
Total                            $ 15,133     $  4,757     $ 19,890
                                 ========     ========     ========

NEVADA HOLDING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS


NOTE 6. PROFORMA BALANCE SHEET AND INCOME STATEMENT - CONTINUED

The following is a proforma summary operating statement as had the proposed merger been effective January 1, 2001:

                                              Effect
                                    As          of
                                presented     merger       Proforma
                                ---------    ---------    ---------
Revenues                        $  66,750    $      --    $  66,750
Expenses                        $(111,935)   $  (3,853)   $(115,788)
Other income and (expense)      $     628    $     (38)   $     590
                                ---------    ---------    ---------
    Net (loss)                  $ (44,557)   $  (3,891)   $ (48,448)
                                =========    =========    =========

NOTE 7. INCOME TAXES

The Company has a net operating loss carryforward of $129,499 which is available in subsequent years. No tax benefit is reflected in the financial statement because there is no certainty that the net operating loss will be utilized.

NOTE 8. LOSS PER SHARE

Loss per share of common stock applicable to common stockholders is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period (3,305,900 shares for the year ended December 31, 2001, 1,089,417 for the year ended December 31, 2000 and 800,000 shares for the period of October 28, 1999 (inception) to December 31, 1999).

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

On December 11, 2001, the Company has engaged the services of Beadle, McBride & Reeves, Inc., Certified Public Accountants, to provide audited financial statements for the year ended December 31, 2001. The Company found it necessary to change Certified Public Accountants when Ovist & Howard, Inc., Certified
Public Accountants gave notice to the Company that their firm is no longer performing SEC engagements and therefore must withdraw as the account of record. During the term of engagement of Ovist & Howard, Inc. to December 11, 2001, there were no disagreements with the accountants regarding accounting and financial disclosure.

PART  III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names of the members of the Company's Board of Directors, executive officers and the position with the Company held by each:

       NAME                  AGE                       POSITION
       ----                  ---                       --------

Melanie S. Meinders          28         Director, Chief Executive Officer and
                                        President

Charles E. Jordan, Sr.       54         Director and Secretary

Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. Officers are elected annually by the Board of Directors and hold office until successors are duly elected and qualified. The following is a brief account of business experience of each director and executive officer of the Company.

MELANIE S. MEINDERS. Mrs. Meinders has been the Chairman of the Board, Chief Executive Officer and President since the Company was founded. Mrs. Meinders has served as the Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer of e-Com Holdings, Inc., a Nevada corporation, since August 1, 1999. e-Com Holdings, Inc. is an inactive corporation. Mrs. Meinders was a Director, Vice President and Secretary of My Trading Corp., a Nevada corporation, from October 28, 1999. My Trading Corp. is an inactive corporation. Mrs. Meinders has been the Chairman of the Board, Chief Executive Officer, President and Secretary of Toyopia, Inc., a Nevada corporation from October 28, 1999 through January 2, 2002. Mrs. Meinders has been a Director and Secretary of Venture Funding Group, Inc. since September 22, 1997. Mrs. Meinders has been a Director and Secretary of High Desert Consultants, Inc. since November 8, 1996. Mrs. Meinders has been the Chairman of the Board, Chief Executive Officer and President of American Equities Corp., a Nevada corporation, since it was founded on September 28, 2001. Mrs. Meinders was the Chairman of the Board, Chief Executive Officer and President of Stars of Music, Inc. from October 28, 1999 through June 14, 2001.

CHARLES E. JORDAN, SR. Mr. Jordan has been a Director and Secretary of the Company since December 22, 2000. Mr. Jordan has been a Director and President of Performance Strategies, Inc. since September 15, 1997. Mr. Jordan has been a Director and Secretary of My Trading Corp., a Nevada corporation, since February 10, 2001. My Trading Corp. is an inactive corporation. Mr. Jordan has been a Director and Secretary of e-Com Holdings, Inc., a Nevada corporation since February 1, 2001. e-Com Holdings, Inc. is an inactive corporation. Mr. Jordan has been a Director and Secretary of American Equities Corp., a Nevada corporation, since it was founded on September 28, 2001. Mr. Jordan was a Director and Secretary of Stars of Music, Inc. from February 10, 2001 through December 21, 2001. Mr. Jordan has over 26 years of experience in the securities industry at various regional and national brokerage firms. Mr. Jordan has held positions as Regional Manager, Branch Manager, Broker Trainer and Securities Broker. Mr. Jordan achieved rankings such as being ranked in the top ten percent of 1200+ brokers in his firm. Mr. Jordan was also the number one branch producer on numerous occasions. Since 1977, Mr. Jordan has been involved in the securities industry and more recently his background has been in the financial public relations and consulting field. Mr. Jordan attended college at Grossmont and Southwestern colleges in San Diego, California.

ITEM 11 - EXECUTIVE COMPENSATION

The officers of the Company have not received any cash compensation. The Company plans to begin compensating the officers at such a time when the Company is generating revenues. Presently, the Company has not established any dates or other requirements for the officers to begin receiving compensation. The Company does not presently provide group medical or life insurance for its employees, although the Board of Directors may recommend such plans be adopted in the future.

To further the growth of the Company and to reward key employees, the Company plans to compensate officers, directors, consultants and key employees providing bona fide services to the Company through the award of Common Shares of the Company. The Company's Board of Directors will be responsible for the administration of executive compensation and will grant awards under the Employee Compensation Plan. Nothing in this Employee Compensation Plan, or in the grant of an award, shall confer upon any employee the right to continue in the employ of the Company, nor shall it interfere with or restrict in any way the rights of the Company to discharge any employee at any time for any reason whatsoever, with or without cause. The Employee Compensation Plan is intended to reward employees, officers, directors and consultants, based upon the Company's performance.

The officers and directors will be retained under employment contracts containing adequate compensation and benefits to insure the proper growth and development of the Company. All employment and compensation will be approved by the Board of Directors.

No officer of the Company receives any additional compensation for his services as a director. However, directors are entitled to be reimbursed for reasonable and necessary out-of-pocket expenses incurred by them in connection with meetings of the Board of Directors or other matters of Company business.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At December 31, 2001, the Company had 3,404,400 Common Shares issued and outstanding. The following tabulates the holdings of Common Shares of the Company by each person who holds of record or is known by management of the Company to own beneficially more than 5% of the Common Shares and, in addition, by all directors and officers of the Company, individually and as a group:

                                                  NUMBER OF          PERCENT
NAME AND ADDRESS                                   SHARES           OF CLASS
----------------                                   ------           --------
Melanie S. Meinders (1)(2)
4729 Lomas Sante Fe Street
Las Vegas, Nevada 89147-6028                       300,000            8.81%

Charles E. Jordan, Sr. (1)
4901 South Ammons Street
Suite 1-C
Littleton, Colorado 80123                          300,000            8.81%

Richard L. Brown
4901 South Ammons Street
Suite 1-C
Littleton, Colorado 80123                          260,000            7.63%

Venture Funding Group, Inc. (2)
4729 Lomas Sante Fe Street
Las Vegas, Nevada 89147                            200,000            5.87%

James W. Dunn
502 North Santa Fe
Anthony, Kansas 67003                              214,000            6.29%
                                                  --------          ------
ALL OFFICERS/DIRECTORS AS A GROUP (TWO)            600,000           17.62%

----------
(1) Melanie S. Meinders and Charles E. Jordan, Sr. are officers and directors of the Company.

(2)  Venture Funding Group,  Inc., a Nevada  corporation is controlled by Thomas
     R. Meinders Husband of Melanie S. Meinders. Melanie S. Meinders is a minority shareholder.

Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. Officers are elected annually by the Board of Directors and hold office until successors are duly elected and qualified. The following is a brief account of business experience of each director and executive officer of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 28, 1999, the Company issued 600,000 Common Shares, par value $0.001 to Melanie S. Meinders in exchange for $600.00 cash and services, valued at $5,400.00, in connection with the establishment of the Company and for services as the sole officer and director of the Company. Mrs. Meinders was the Company's sole shareholder who served as the Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer and Secretary of the Company. Mrs. Meinders resigned as Secretary of the Company on November 15, 1999.

From time to time, the Company may utilize the services of High Desert Consultants, Inc., Venture Funding Group, Inc. and Nevada Bookkeeping Corp. These services are performed for the benefit of the Company at prices that are discounted to the competition. Mrs. Meinders is a minority shareholder in High Desert Consultants, Inc. and Venture Funding Group, Inc. Mrs. Meinders does not receive any compensation from High Desert Consultants, Inc. or Venture Funding Group, Inc. with regard to the services that are performed for the Company. Thomas R. Meinders husband of Melanie S. Meinders is the majority shareholder in High Desert Consultants, Inc., Venture Funding Group, Inc. and Nevada Bookkeeping Corp.

NOTES RECEIVABLE:

On February 11, 2001, the Company issued a $1,000, 10% convertible note from My Trading Corp. The officers, directors and affiliates of the Company control approximately 41% of the issued and outstanding common stock of My Trading Corp. The note was repaid on December 31, 2001, including interest of $58. In addition, the Company was reimbursed costs incurred of approximately $270.

On February 11, 2001, the Company issued a $1,000, 10% convertible note from e-Com Holdings, Inc. The officers, directors and affiliates of the Company control approximately 90% of the issued and outstanding common stock of e-Com Holdings, Inc. The note was repaid on December 21, 2001, including interest of $58.

On March 12, 2001, the Company issued a promissory note in the amount of $5,200 to E-Trading Corp. On March 27, 2001, the note was repaid in full including interest of $416. E-Trading Corp. is controlled by the officers, directors and affiliates of the Company.

CONVERTIBLE NOTES AND SECURITY DISTRIBUTIONS:

On February 11, 2001, the Company received a $1,000, 10% convertible note from E-Trading Corp. On March 5, 2001, E-Trading Corp. filed an amended Articles of Incorporation, changing their corporate name to Stars of Music, Inc. On March 26, 2001, the Company exercised the conversion provision of the convetible note into 809,784 common shares, par value $0.001 per share. On December 27, 2001, the shares were distributed to the shareholders of record. After the distribution, the officers, directors and affiliates of the Company controlled approximately 7% of the 11,933,284 issued and outstanding common shares of Stars of Music, Inc., a Nevada corporation. The Company's total cost for these shares was approximately $1,012.

On February 11, 2001, the Company received a $1,000, 10% convertible note from Solar Energy Corp. On September 11, 2001, the Company exercised the conversion provision of the convertible note into 846,672 common shares, par value $0.001 per share. On September 28, 2001, Solar Energy Corp. filed an amended Articles of Incorporation, changing their corporate name to Toyopia, Inc. On October 17, 2001, the Company received an additional 846,672 shares of Toyopia, Inc. as a result of a 2 for 1 forward split. On December 27, 2001, the shares were distributed to the shareholders of record. On December 31, 2001, the officers, directors and affiliates controlled approximately 5% of the 87,451,444 issued and outstanding common shares of Toyopia, Inc. The Company's total cost for these shares was approximately $1,058.

CONSULTING SERVICES:

During the year ended December 31, 2001, the Company received approximately $34,000 from Stars of Music, Inc. for consulting services. The officers, directors and affiliates of the Company control approximately 7% of the issued and outstanding common shares of Stars of Music, Inc. after the exercise of a convertible note on March 26, 2001. Additionally, the Company received approximately $32,000 from Toyopia, Inc. for consulting services. The officers, directors and affiliates of the Company control approximately 5% of the issued and outstanding common shares of stock after the exercise of a convertible note on September 11, 2001.

SERVICES FROM AFFILIATED COMPANIES:

During the year ended December 31, 2001, the Company utilized the services of Venture Funding Group, Inc., a Nevada corporation that is controlled by Thomas
R. Meinders, husband of Melanie S. Meinders, an officer of the Company. For the year ended December 31, 2001, Venture Funding Group, Inc. was paid approximately $58,300 for document preparation services.

During the year ended December 31, 2001, the Company utilized the services of High Desert Consultants, Inc., a Nevada corporation that is controlled by Thomas
R. Meinders, husband of Melanie S. Meinders, an officer of the Company. For the year ended December 31, 2001, High Desert Consultants, Inc. was paid approximately $23,800 for consulting services.

During the year ended December 31, 2001, the Company utilized the services of Nevada Bookkeeping Corp., a Nevada corporation that is controlled by Thomas R. Meinders, husband of Melanie S. Meinders, an officer of the Company. For the year ended December 31, 2001, Nevada Bookkeeping Corp. was paid approximately $3,900 for bookkeeping services and the preparation of stock certificates.

PART  IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements and Schedules required to be filed hereunder are indexed on page 11 hereof.

REPORTS ON FORM 8-K

During the fourth quarter of 2001, the following reports were filed:

8-K dated December 17, 2001
  reporting change of certified public accountants and other materially important events including entering into a "letter of intent" and notification of a Proxy Statement mailing to Shareholders.

8-K/A dated December 26, 2001
  reporting further information about the change in certified public accountants and other materially important events regarding the Special Meeting of Shareholders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NEVADA HOLDING GROUP, INC.


                                          By: /s/ Melanie S. Meinders
                                              --------------------------------
                                              Melanie S. Meinders
                                              Chairman of the Board
                                              Chief Executive Officer
                                              President

                                          Dated: March 28, 2001