Form 10QSB
period 2002-03-31
NEVADA HOLDING GROUP INC /NV/
filed 2002-05-06
CIK 1134011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes (X) No ( )

As of March 31, 2002, the Registrant had 5,004,400 shares of its $0.001 par value common stock issued and outstanding.

As of March 31, 2002, the Registrant had 4,204,400 shares of its $0.001 par value common stock held by non-affiliates of the registrant. Market value of $2,522,640 has been computed based upon the closing bid price of $0.60 on March 28, 2002.

Total Number of Pages: 18

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION ..............................................  3

The following financial statements were prepared by the Company and were reviewed by Beadle, McBride & Reeves, LLP, Accountants and Consultants, 2285 Renaissance Drive, Las Vegas, Nevada 89119. The statements include an
Independent Accountant's Report, balance sheet as of March 31, 2002 and the related condensed statements of operations and cash flows for the three months then ended. These financial statements are the responsibility of the Corporation's management.

     ITEM 1   BALANCE SHEET -- MARCH 31, 2002 ...............................  4

     ITEM 2   STATEMENT OF OPERATIONS FOR THE THREE MONTHS
                ENDED MARCH 31, 2002 ........................................  5

     ITEM 3   STATEMENT OF CASH FLOWS FOR THE THREE
                MONTHS ENDED MARCH 31, 2002 .................................  6

     ITEM 4   STATEMENT OF SHAREHOLDERS EQUITY THROUGH
                MARCH 31, 2002 ..............................................  7

     ITEM 5   NOTES TO FINANCIAL STATEMENTS .................................  8

     ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS ......................... 11

PART II - OTHER INFORMATION ................................................. 17

SIGNATURES .................................................................. 18

                 [LETTERHEAD OF BEADLE, MCBRIDE & REEVES, LLP]

                        INDEPENDENT ACCOUNTANT'S REPORT

The Board of Directors and Stockholders
Nevada Holding Group, Inc.
Las Vegas, Nevada

We have reviewed the accompanying condensed balance sheet of Nevada Holding Group, Inc. (a Nevada Corporation) as of March 31, 2002, and the related condensed statements of operations, cash flows and stockholders' deficit for the three-months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Corporation's management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with generally accepted accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 4 to the financial statements {and Note 4 to the annual financial statements for the year ended December 31, 2001 (not presented herein)}, certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 4 to the financial statements.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Nevada Holding Group, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 4, 2002, we expressed an unqualified opinion on those financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Corporation's ability to continue as a going concern.

/s/ Beadle, McBride & Reeves, LLP

May 3, 2002

NEVADA HOLDING GROUP, INC.

BALANCE SHEET

MARCH 31, 2002 AND MARCH 31, 2001 (UNAUDITED)

================================================================================

                                     ASSETS

                                                         (UNAUDITED)       (UNAUDITED)
                                                        MARCH 31, 2002    MARCH 31, 2001
                                                        --------------    --------------
CURRENT ASSETS:
Cash                                                       $   2,229        $   8,524
Accounts Receivable                                                0           28,800
Notes Receivable                                                   0            2,525
                                                           ---------        ---------
TOTAL CURRENT ASSETS                                       $   2,229        $  39,849
                                                           ---------        ---------
OTHER ASSETS:
Securities at Cost                                                 0        $   1,350
                                                           ---------        ---------

TOTAL ASSETS                                               $   2,229        $  41,199
                                                           =========        =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable                                           $   3,619                0
                                                           ---------        ---------
TOTAL CURRENT LIABILITIES                                  $   3,619                0

STOCKHOLDERS' EQUITY (DEFICIT):

Common Stock, $0.001 par value, Authorized
50,000,000 shares; 5,004,400 and 3,404,400
shares Issued and outstanding at March 31, 2002
and March 31, 2001 respectively                            $   5,004        $   3,404
Additional paid-in capital                                   155,038          140,638
Accumulated Deficit                                         (129,499)         (84,943)
Current Year Operating (Loss)                                (31,933)         (17,900)
                                                           ---------        ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       $  (1,390)       $  41,199
                                                           ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $   2,229        $  41,199
                                                           =========        =========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF OPERATIONS

FOR THE QUARTER ENDED MARCH 31, 2002 AND MARCH 31, 2001 (UNAUDITED)

================================================================================

                                                (UNAUDITED)       (UNAUDITED)
                                               THREE MONTHS      THREE MONTHS
                                              MARCH 31, 2002    MARCH 31, 2001
                                              --------------    --------------
REVENUE:                                         $   NONE          $ 33,550

COST OF REVENUES:                                $   NONE          $ 12,325
                                                 --------          --------

GROSS PROFIT (LOSS)                              $   NONE          $ 21,225

OPERATING EXPENSES:
  Accounting                                        4,735             6,110
  Advertising                                           0               232
  Bank Charges                                         55                55
  Consulting Fees                                  19,000            13,762
  Document Preparation                                  0            15,000
  Filing Fees                                           0               165
  Legal                                             7,019                 0
  Postage & Mailing                                   335             1,099
  Printing                                            424               295
  Supplies                                             48             1,203
  Telephone                                           322                 0
  Transfer Agent Costs                                235                 0
  Travel                                                0             1,650
                                                 --------          --------
TOTAL OPERATING EXPENSES                           32,173            39,571
                                                 --------          --------

NET LOSS FROM OPERATIONS                          (32,173)          (18,346)
                                                 --------          --------

OTHER INCOME:
         Interest Income                              240               446
                                                 --------          --------

NET INCOME (LOSS)                                $(31,933)         $(17,900)
                                                 ========          ========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED MARCH 31, 2002 AND MARCH 31, 2001 (UNAUDITED)

================================================================================

                                                    (UNAUDITED)     (UNAUDITED)
                                                   THREE MONTHS    THREE MONTHS
                                                  MARCH 31, 2002  MARCH 31, 2001
                                                  --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss During Period                               $(31,933)       $(17,900)

Items Not Affecting Cash Flow:
Increase in Notes Payable                                   0          (2,525)
Increase in Accounts Receivable                             0         (28,800)
Increase in Securities at Cost                              0          (1,351)
Increase in Capital Stock (Shares for Services)        16,000               0
Increase in Accounts Payable                            3,029               0
Decrease in Prepaid Expenses                            2,535               0
                                                     --------        --------

NET CASH FLOW FROM OPERATIONS                        $(10,369)       $(50,576)

CASH FLOW FROM FINANCING ACTIVITIES:

Issuance of Company Stock - Cash                     $      0        $ 59,100
Deferred Offering Costs                                     0               0
Distribution to Shareholders                                0               0
                                                     --------        --------

NET CASH FLOW FROM FINANCING ACTIVITIES              $      0        $ 59,100

Net Increase (Decrease) In Cash                      $(10,369)       $  8,524
Cash At Beginning of Period                            12,598               0
                                                     --------        --------

CASH AT END OF PERIOD                                $  2,229        $  8,524
                                                     ========        ========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

MARCH 31, 2002 (UNAUDITED)

================================================================================

                                                                                      Total
Transaction           Number of        Common      Additional        Accumulated      Equity
And Date            Common Shares      Stock     Paid-In Capital       Deficit       (Deficit)
--------            -------------      -----     ---------------       -------       ---------
Balance
12/31/01              3,404,400      $   3,404      $ 140,638        $(129,499)      $  14,543

Shares for Services
at $0.01 Per Share
S-8 Filing            1,600,000      $   1,600      $  14,400              -0-       $  30,543

Net Loss
Current Year                -0-            -0-            -0-        $ (31,933)      $  (1,390)
                      ---------      ---------      ---------        ---------       ---------

Balance 3/31/02       5,004,400      $   5,004      $ 155,038        $(161,432)      $  (1,390)
                      =========      =========      =========        =========       =========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

MARCH 31, 2002

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

NATURE OF BUSINESS

Nevada Holding Group, Inc. (the Company) was organized October 28, 1999 as a Nevada corporation. The Company has been organized for the purpose of acquiring equity positions in start-up and existing companies. The Company also provides companies with consulting services with regard to raising capital, equity formation, and development of management teams, implementing marketing programs when appropriate and guidance in filing registration statements.

ESTIMATES

The preparation of the balance sheet in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of footnote information at the date of the balance sheet. Actual results could differ from those estimates.

SUMMARY OF ACCOUNTING POLICIES

REVENUE RECOGNITION:

Revenue is recognized as services are performed and billed.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of financial instruments including cash and prepaid expenses approximate their fair value because of their short maturities.

COMPREHENSIVE INCOME:

There is no difference or reconciling items between net income and comprehensive income for the quarter ended March 31, 2002.

NOTE 2. STOCK ISSUANCES

The Company is authorized to issue 50,000,000 shares of Common Stock, par value $0.001 per share. The Company does not have Preferred Stock.

As of December 31, 2001, the Company has 3,404,400 Common Shares issued and outstanding. There are no preferred shares authorized.

NEVADA HOLDING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

MARCH 31, 2002

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2. STOCK ISSUANCES - CONTINUED

During January 2002, the Company issued 1,600,000 Common Shares to consultants for the Company pursuant to a S-8 Registration Statement filed with the Securities and Exchange Commission.

As of March 31, 2002, the Company has 5,004,400 Common Shares issued and outstanding. There are no preferred shares authorized.

NOTE 3. RELATED PARTY TRANSACTIONS

NOTES RECEIVABLE:

During the quarter ended March 31, 2002, the Company received a 10% Note from American Equities Corp. in the amount of $10,000. American Equities Corp. paid the Company in full on March 11, 2002. The Company earned a total of $240 in interest from the loan to American Equities Corp. American Equities Corp. is a Nevada corporation that is controlled by the officers and directors of the Company.

SERVICES FROM AFFILIATED COMPANIES:

During the quarter ended March 31, 2002, the Company utilized the services of High Desert Consultants, Inc., a Nevada corporation that is controlled by Thomas
R. Meinders, husband of Melanie S. Meinders, an officer of the Company. For the quarter ended March 31, 2002, High Desert Consultants, Inc. was paid $3,000 for consulting services.

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

NOTE 5. PLANNED ACQUISITIONS

The Company entered into a "Letter of Intent" to acquire the outstanding stock of Apollo Capital Corp. by issuing the shareholders of Apollo Capital Corp. 35,179,000 shares of Company stock in exchange for 35,179,000 shares of Apollo Capital Corp. stock. The agreement requires shareholder approval to be completed. If approved by the stockholders of the Company, the merger will be accounted for as a reverse acquisition as the existing shareholders of Apollo Capital Corp. will control approximately 83% of the stock of the Company.

NEVADA HOLDING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

MARCH 31, 2002

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 5. PLANNED ACQUISITIONS - CONTINUED

The Company has not included financial information concerning Apollo Capital Corp. due to the fact that the acquisition has not been completed. Upon completion of the acquisition, a Form 8-K will be filed with the Securities and Exchange Commission.

On March 27, 2002, the Company signed the contracts and the Company completed the acquisition of 100% of the issued and outstanding shares of Providence Cabinet Shoppe, Inc. on April 3, 2002. The agreement provides for the Company to acquire 100% of the issued and outstanding shares for a total of $85,000 payable with a down payment of $15,000. $28,000 to be paid 30 days from closing and $40,000 to be paid at $10,000 per month, payable on the 1st and 15th for 4 months. In addition, $2,000 for insurance benefits package for 3 months, to be paid as due. The down payment was made on April 3, 2002. In addition, the Company assumed liabilities of approximately $1,450,000. Providence Cabinet, Inc. has assets including land, building, equipment and fixtures of approximately $2,000,000 prior to depreciation. Providence Cabinet, Inc. has total inventory and accounts receivable of approximately $500,000.

The Company has not included financial information concerning Providence Cabinet Shoppe, Inc. due to the fact that the acquisition was not completed during the quarter ended March 31, 2002. A Form 8-K will be filed with the Securities and Exchange Commission.

NOTE 6. INCOME TAXES

The Company has a net operating loss carry forward of $161,432 which is available in subsequent years. No tax benefit is reflected in the financial statement because there is no certainty that the net operating loss will be utilized.

NOTE 7. LOSS PER SHARE

Loss per share of common stock applicable to common stockholders is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period of 5,004,400 for the quarter ended March 31, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY.

There is a trading market for the Company's Common Stock at the present time. The closing bid $0.60 and ask $0.99 prices were quoted for the shares at the close on March 28, 2002. There is no assurance that an active trading market will continue to develop.

The Company's securities are traded on the NASD OTC Bulletin Board under the symbol NVHG. The securities are deemed a "penny stock". The Securities and Exchange Commission had adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

RESULTS OF OPERATIONS.

As of March 31, 2002, the Company had negative working capital of $(1,391). This was a decrease in working capital of $15,934 from the year ended December 31, 2001. The decrease in working capital of the Company was attributed to expenses incurred and the fact that there was no income generated from operations. The Company will address the need for additional working capital in the future. The Company anticipates that the working capital available will provide for the implementation of the Company's business plans over the next twelve (12) months. If the Company is required to seek other sources of financing, no assurance can be given that other financing will be available, if required; or if available, will be available on terms and conditions satisfactory to management.

The Company did not generate any revenues from operations during the quarter ended March 31, 2002. The Company reported revenues of $33,550 during the quarter ended March 31, 2001. The Company recorded a net loss from operations of $31,933 during the quarter ended March 31, 2002. During the quarter ended March 31, 2001, the Company reported a net loss from operations of $17,900.

During the quarter ended March 31, 2002, the Company received a 10% Note from American Equities Corp. in the amount of $10,000.00. American Equities Corp. paid the Company in full on March 11, 2002. The Company earned a total of $240 in interest from the loan to American Equities Corp. American Equities Corp. is a Nevada corporation that is controlled by the officers and directors of the Company.

PLAN OF OPERATIONS.

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

The Company will enter into Consulting Agreements with individuals that can provide the Company with appropriate experience in matters that will help develop the Company. These consultants will be utilized in lieu of the services of affiliated companies in the future. During January 2002, the Company has retained a total of 4 such consultants to provide various product and marketing services to the Company. In lieu of cash compensation these consultants were issued a total of 1,600,000 shares, with said shares being issued pursuant to an S-8 Registration Statement.

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

THE COMPANY'S PLANNED ACQUISITIONS

The Company had earlier entered into a "Letter of Intent" to acquire 100% of the issued and outstanding shares of Providence Cabinet Shoppe, Inc., a commercial cabinet manufacturer located in Clarksville, Tennessee. Providence Cabinet Shoppe, Inc., established in 1949, manufactures and sells commercial and institutional cabinets, casework and countertops throughout the United States. Providence Cabinet Shoppe, Inc. completed its year ending September 30, 2001 with revenues of approximately $2.2 million.

On March 27, 2002, the Company signed the contracts and the Company completed the acquisition of 100% of the issued and outstanding shares of Providence Cabinet Shoppe, Inc. on April 3, 2002. The agreement provides for the Company to acquire 100% of the issued and outstanding shares for a total of $85,000 payable with a down payment of $15,000. $28,000 to be paid 30 days from closing and $40,000 to be paid at $10,000 per month, payable on the 1st and 15th for 4 months. In addition, $2,000 for insurance benefits package for 3 months, to be paid as due. The down payment was made on April 3, 2002. In addition, the Company assumed liabilities of approximately $1,450,000. Providence Cabinet, Inc. has assets including land, building, equipment and fixtures of approximately $2,000,000 prior to depreciation. Providence Cabinet, Inc. has total inventory and accounts receivable of approximately $500,000.

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

PART II -- OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Form S-8 filed with the Securites and Exchange Commission on February 26, 2002. (Incorporated by reference)

     (b)  Current Reports on Form 8-K:

          (1) Current Report on Form 8-K, reporting on the acquisition of 100% of the issued and outstanding shares of Providence Cabinet Shoppe, Inc. on April 3, 2002.

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


                                           Dated: May 3, 2002