Form 10KSB/A
period 2001-12-31
NEVADA HOLDING GROUP INC /NV/
filed 2002-06-21
CIK 1134011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-KSB/A
                               (Amendment No. 1)


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

Total Number of Pages: 36

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 NOT APPLICABLE

                                TABLE OF CONTENTS

PART I .....................................................................   3

    ITEM 1  BUSINESS .......................................................   3
    ITEM 2  PROPERTIES .....................................................   7
    ITEM 3  LEGAL PROCEEDINGS ..............................................   7
    ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS ..........   7

PART II ....................................................................   9

    ITEM 5  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS .........................................   9
    ITEM 6  SELECTED FINANCIAL DATA ........................................  10
    ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS ...................................  10
    ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY  DATA ...................  12
    ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              AND FINANCIAL DISCLOSURE .....................................  23

PART III ...................................................................  24

    ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .............  24
    ITEM 11 EXECUTIVE COMPENSATION .........................................  25
    ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT ...............................................  26
    ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................  27

PART IV ....................................................................  29

    ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K .....................................................  29

SIGNATURES .................................................................  29

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                INDEX TO FINANCIAL STATEMENTS - DECEMBER 31, 2001

     INDEPENDENT AUDITORS' REPORT .....................................  13

     BALANCE SHEETS ...................................................  14

     STATEMENTS OF OPERATIONS .........................................  15

     STATEMENTS OF STOCKHOLDERS' EQUITY ...............................  16

     STATEMENTS OF CASH FLOW ..........................................  17

     NOTES TO FINANCIAL STATEMENTS ....................................  18

BEADLE, MCBRIDE 81s REEVE, LLP
accountants and consultants


                         REPORT OF INDEPENDENT AUDITORS


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

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Nevada Holding Group, Inc. as of December 31. 2001, and the results of its operations and its cash flows for the year ended December 31. 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's operations were with related parties that are not expected to be continuing revenue sources. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                        /s/ Beadle, McBride & Reeves, LLP

Las Vegas, Nevada
March 4, 2002

NEVADA HOLDING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
DECEMBER 31,


ASSETS                                                       2001        2000
                                                          ---------   ---------
Current assets:
  Cash                                                    $  12,598   $      --
  Prepaid Expenses                                            2,535          --
                                                          ---------   ---------
        Total current assets                                 15,133          --
                                                          ---------   ---------

Total assets                                              $  15,133   $      --
                                                          =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                   $     590   $      --
                                                          ---------   ---------
        Total current liabilities                               590          --

Stockholders' equity
  Common stock, par value $.001, 50,000,000 shares
    authorized; 3,404,400 shares issued and outstanding       3,404       1,111
  Additional paid-in capital                                140,638      83,831
  Deficit accumulated during the development stage         (129,499)    (84,942)
                                                          ---------   ---------
        Total stockholders' equity                        $  14,543          --
                                                          ---------   ---------
        Total liabilities and stockholders' equity        $  15,133   $      --
                                                          =========   =========

SEE NOTES TO FINANCIAL STATEMENTS

NEVADA HOLDING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
FOR THE YEARS DECEMBER 31, 2001, 2000, 1999 AND THE
  PERIOD OF OCTOBER 28, 1999 (INCEPTION), TO DECEMBER 31, 2001

                                                                              October 28, 1999
                                                                             (Date of inception)
                                     2001          2000          1999       to December 31, 2001
                                  ---------     ---------     ---------     --------------------
                                                             (Unaudited)        (Unaudited)
Revenues:
  Consulting fees                 $  66,750     $      --     $      --          $  66,750

Cost of revenue                      85,787            --            --             85,787
                                  ---------     ---------     ---------          ---------
    Gross profit (loss)             (19,037)           --            --            (19,037)

Expenses:
  General and administrative         26,148        94,963        24,533            145,644
                                  ---------     ---------     ---------          ---------

    (Loss) from operations          (45,185)      (94,963)      (24,533)          (164,681)

Other income:
  Interest income                       628        34,554            --             35,182
                                  ---------     ---------     ---------          ---------
    Total                               628        34,554            --             35,182
                                  ---------     ---------     ---------          ---------

    Net (loss)                    $ (44,557)    $ (60,409)    $ (24,533)         $(129,499)
                                  =========     =========     =========          =========
    (Loss) per share              $   (0.01)    $   (0.06)    $   (0.03)         $   (0.10)
                                  =========     =========     =========          =========

SEE NOTES TO FINANCIAL STATEMENTS

NEVADA HOLDING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS DECEMBER 31, 2001, 2000, 1999 AND THE
  PERIOD OF OCTOBER 28, 1999 (INCEPTION), TO DECEMBER 31, 2001

                                                                         Additional          Deficit
                                                                       Paid in Capital     accumulated
                                                Common Stock           (Shares issued      during the
                                          ------------------------        for less         development
                                            Shares         Value          than par)           stage          Total
                                          ----------     ---------       ---------          ---------      ---------
Balance at October 28, 1999                       --     $      --       $      --          $      --      $      --

Issuance of common stock:
October 28, 1999 for cash
  and services                               600,000           600           5,400                 --          6,000
November 20, 1999 for cash                   400,000           400          99,600                 --        100,000

Net (loss)                                        --            --              --            (24,533)       (24,533)
                                          ----------     ---------       ---------          ---------      ---------
Balance at December 31, 1999               1,000,000         1,000         105,000            (24,533)        81,467

Issuance of common stock:

February 25, 2000 for cash                    91,700            92         366,708                 --        366,800

April 17, 2000 for cash                       19,500            19          77,981                 --         78,000

Deferred offering costs                           --            --         (40,122)                --        (40,122)

Distribution of acquired company stock            --            --        (425,736)                --       (425,736)

Net (loss)                                        --            --              --            (60,409)       (60,409)
                                          ----------     ---------       ---------          ---------      ---------
Balance at December 31, 2000               1,111,200         1,111          83,831            (84,942)            --

Issuance of common stock:

January 30, 2001 for cash                    591,000           591          58,509                 --         59,100

January 31, 2000 100%
  stock dividend                           1,702,200         1,702          (1,702)                --             --

Net (loss)                                        --            --              --            (44,557)       (44,557)
                                          ----------     ---------       ---------          ---------      ---------
Balance at December 31, 2001               3,404,400     $   3,404       $ 140,638          $(129,499)     $  14,543
                                          ==========     =========       =========          =========      =========

SEE NOTES TO FINANCIAL STATEMENTS

NEVADA HOLDING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
FOR THE YEARS DECEMBER 31, 2001, 2000, 1999 AND THE
  PERIOD OF OCTOBER 28, 1999 (INCEPTION), TO DECEMBER 31, 2001

                                                                                                       October 28, 1999
                                                                                                      (Date of inception)
                                                       2001             2000             1999         to December 31, 2001
                                                    ---------        ---------        ---------       --------------------
                                                                                     (Unaudited)          (Unaudited)
Cash flows from operating activities:
  Cash received from customers                      $  66,750        $      --        $      --            $  66,750
  Cash paid to vendors                               (111,880)         (21,324)         (92,772)            (225,976)
  Cash advanced on notes receivable                    (2,000)              --               --               (2,000)
  Interest received                                       628               --               --                  628
                                                    ---------        ---------        ---------            ---------
Net Cash (used in) operating activities               (46,502)         (21,324)         (92,772)            (160,598)

Cash flows from investing activities:
  Convertible loan to Terra Moya Aqua, Inc.                --         (391,182)              --             (391,182)
                                                    ---------        ---------        ---------            ---------
Net cash (used in) Investing activities                    --         (391,182)              --             (391,182)

Cash flows from financing activities:
  Proceeds from issuance of common stock               59,100          444,800          100,600              604,500
  Deferred offering costs                                  --          (40,122)              --              (40,122)
                                                    ---------        ---------        ---------            ---------
Net cash provided by financing activities              59,100          404,678          100,600              564,378

Increase (decrease) in cash                            12,598           (7,828)           7,828               12,598

Cash, beginning of year                                    --            7,828               --                   --
                                                    ---------        ---------        ---------            ---------
Cash, end of year                                   $  12,598        $      --        $   7,828            $  12,598
                                                    =========        =========        =========            =========

The following is a reconciliation of net income to net cash provided by operations:

Net (loss)                                          $ (44,557)       $ (60,409)       $ (24,533)           $(129,499)
Items not requiring cash:
  (Increase) decrease in loan receivable                   --            6,909           (6,909)                  --
  (Increase) decrease in organization costs                --           66,730          (66,730)                  --
  (Increase) in prepaid expenses                       (2,535)              --               --               (2,535)
  Increase in accounts payable
    and accrued expenses                                  590               --               --                  590
  Common stock received for interest income                --          (34,554)              --              (34,554)
  Common stock issued for services rendered                --               --            5,400                5,400
                                                    ---------        ---------        ---------            ---------
Net cash (used in) operating activities             $ (46,502)       $ (21,324)       $ (92,772)           $(160,598)
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

NATURE OF BUSINESS

Nevada Holding Group, Inc. (the Company) was organized October 28, 1999 as a Nevada corporation. The Company has been organized for the purpose of acquiring equity positions in start-up and existing companies. The Company also provides companies with consulting services with regard to raising capital, equity formation, development of management teams, implementing marketing programs when appropriate and guidance in filing registration and financial statements.

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

NOTE 2. STOCK ISSUANCES

The Company is authorized to issue 50,000,000 shares of common stock par value $.001 per share. The Company does not have preferred stock. On October 28, 1999, the Company issued 600,000 common shares, par value $.001, to the founder of the Company in exchange for $600 cash and various consulting services valued at $5,400.

NEVADA HOLDING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS


NOTE 2. STOCK ISSUANCES - continued

During the period from November 1, 1999 through November 20, 1999, the Company issued 400,000 common shares, par value $.001, under a private placement pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company offered and sold 400,000 common shares for a total consideration of $100,000.

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

NOTE 3. RELATED PARTY TRANSACTIONS

NOTES RECEIVABLE:

On February 11, 2001, the Company issued a $1,000 10% convertible note from My Trading Corp. The officers, directors and affiliates of the Company control approximately 41 % of the issued and outstanding common stock of My Trading Corp. The note was repaid on December 31, 2001, including interest of $58. In addition, the Company was reimbursed costs incurred of approximately $270.

On February 11, 2001, the Company issued a $1,000 10% convertible note from E-Com Holdings, Inc. The officers, directors and affiliates of the Company control approximately 90% of the issued and outstanding common stock of E-Com Holdings, Inc. The note was repaid on December 31, 2001, including interest of $58.

On March 12, 2001, the Company issued a promissory note in the amount of $5,200 to E-Trading Corp. On March 27, 2001, the note was repaid in full including interest of $416. E-Trading Corp. is controlled by the officers, directors and chairholder of the Company.

NEVADA HOLDING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS


NOTE 3. RELATED PARTY TRANSACTIONS - continued

CONVERTIBLE NOTES AND SECURITY DISTRIBUTIONS:

On February 11, 2001, the Company received a $1,000, 10% convertible note from E-Trading Corp. On March 5, 2001, E-Trading Corp. filed an amended Articles of Incorporation, changing their corporate name to Stars of Music, Inc. On March 26, 2001, the Company exercised the conversion provision of the note into 809,784 common shares, par value $.001 per share. On December 27, 2001, the shares were distributed to the shareholders of record. After the distribution, the officers, directors and affiliates of the Company controlled approximately 7% of the 11,933,284 issued and outstanding common shares of Stars of Music, Inc., a Nevada corporation. The Company's total cost for these shares was approximately $1,012.

On February 11, 2001, the Company received a $1,000, 10% convertible note from Solar Energy Corp. On September 11, 2001, the Company exercised the conversion of the convertible note into 846,672 shares, par value $.001 per share. On September 28, 2001, Solar Energy Corp. filed an amended Articles of Incorporation, changing their corporate name to Toyopia, Inc. On October 17, 2001, the Company received an additional 846,672 shares of Toyopia, Inc. as a result of a 2 for 1 forward split. On December 27, 2001, the shares were distributed to the shareholders of record. On December 31, 2001, the officers, directors and affiliates controlled approximately 5% of the 87,451,444 issued and outstanding common shares of Toyopia, Inc. The Company's total cost for these shares was approximately $1,058.

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

NOTE 5. SUBSEQUENT EVENTS

Subsequent to December 31, 2001, the Company loaned an affiliated company $10,000. The note was repaid in full on March 11, 2002 plus interest in the amount of $240.

Subsequent to December 31, 2001, the Company entered into a "Letter of Intent" to acquire the outstanding stock of Apollo Capital Corp. by issuing the shareholders of Apollo Capital Corp. 35,179,000 shares of Company stock in exchange for 35,179,000 shares of Apollo Capital Corp. stock. The agreement requires shareholder approval to be completed. If approved by the stockholders of the Company, the merger will be accounted for as a reverse acquisition as the existing stockholders of Apollo Capital Corp. will control approximately 83% of the stock of the Company.

NOTE 6. PROFORMA BALANCE SHEET AND INCOME STATEMENT

The following is a proforma summary balance sheet as had the proposed merger been consummated at December 31, 2001:

                                                 Effect
                                     As            of
                                  presented      merger       Proforma
                                  ---------      -------      --------
    Current assets                 $15,133       $ 4,757       $19,890
                                   -------       -------       -------
                                   $15,133       $ 4,757       $19,890
                                   =======       =======       =======

    Current liabilities            $   590       $    --       $   590
    Stockholders' Equity            14,543         4,757        19,300
                                   -------       -------       -------
                                   $15,133       $ 4,757       $19,890
                                   =======       =======       =======

NEVADA HOLDING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS


NOTE 6. PROFORMA BALANCE SHEET AND INCOME STATEMENT - CONTINUED

The following is a proforma summary operating statement as had the proposed merger been effective January 1, 2001:

                                                 Effect
                                      As           of
                                  presented      merger     Proforma
                                  ---------    ---------    ---------
     Revenues                     $  66,750    $      --    $  66,750
     Expenses                      (111,935)      (3,853)    (115,788)
     Other income and (expense)         628          (38)         590
                                  ---------    ---------    ---------
                  Net (loss)      $ (44,557)   $  (3,891)   $ (48,448)
                                  =========    =========    =========

     Proforma (Loss) per Share    $   (0.01)                $   (0.00)
                                  =========                 =========

Loss per share for the Proforma presentation is based upon the weighted average shares outstanding plus the proposed issuance of stock to Apollo Capital Corp. for a total of 38,484,900 shares.

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

                                        Dated: June 20, 2002