Form 10KSB/A
period 2001-12-31
NEVADA HOLDING GROUP INC /NV/
filed 2002-07-01
CIK 1134011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 2)


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

Total Number of Pages: 36

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 NOT APPLICABLE

                                TABLE OF CONTENTS

PART I .....................................................................   3

    ITEM 1  BUSINESS .......................................................   3
    ITEM 2  PROPERTIES .....................................................   7
    ITEM 3  LEGAL PROCEEDINGS ..............................................   7
    ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS ..........   7

PART II ....................................................................   9

    ITEM 5  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS .........................................   9
    ITEM 6  SELECTED FINANCIAL DATA ........................................  10
    ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS ...................................  10
    ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY  DATA ...................  12
    ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              AND FINANCIAL DISCLOSURE .....................................  24

PART III ...................................................................  25

    ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .............  25
    ITEM 11 EXECUTIVE COMPENSATION .........................................  26
    ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT ...............................................  27
    ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................  28

PART IV ....................................................................  30

    ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K .....................................................  30

SIGNATURES .................................................................  30

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                INDEX TO FINANCIAL STATEMENTS - DECEMBER 31, 2001

     INDEPENDENT AUDITORS' REPORTS .....................................   13-14

     BALANCE SHEETS ....................................................      15

     STATEMENTS OF OPERATIONS ..........................................      16

     STATEMENTS OF STOCKHOLDERS' EQUITY ................................      17

     STATEMENTS OF CASH FLOW ...........................................      18

     NOTES TO FINANCIAL STATEMENTS .....................................      19

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


                        /s/ Beadle, McBride & Reeves, LLP

Las Vegas, Nevada
March 4, 2002

                              OVIST & HOWARD, INC.
                          Certified Public Accountants
                       A Professional Services Corporation
                             7 Commerce Center Drive
                                     Suite A
                             Henderson, Nevada 89014
                               Tel: (702) 456-1300
                               Fax: (702) 456-6155

                          INDEPENDENT AUDITOR'S REPORT

Nevada Holding Group, Inc.
Las Vegas, Nevada

     We have audited the accompanying balance sheet of Nevada Holding Group, Inc. (A development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000 and the period of October 28, 1999 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nevada Holding Group, Inc. (A development stage company), as of December 31, 2000 and the results of its operations and its cash flows for the year ended December 31, 2000 and the period of October 28, 1999 (inception) to December 31, 2000, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no operations and has no established source or revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ Ovist & Howard
                                        Certified Public Accountants

January 29, 2001
Henderson, Nevada

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

                                        Dated: July 01, 2002