Form 10QSB
period 2002-06-30
NEVADA HOLDING GROUP INC /NV/
filed 2002-08-13
CIK 1134011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]     No [ ]

As of June 30, 2002, the Registrant had 5,004,400 shares of its $0.001 par value common stock issued and outstanding.

As of June 30, 2002, the Registrant had 4,304,400 shares of its $0.001 par value common stock held by non-affiliates of the registrant. Market value of $774,792 has been computed based upon the closing bid price of $0.18 on June 28, 2002.

Total Number of Pages: 21

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION ...........................................     3

The following financial statements were prepared by the Company and were reviewed by Beadle, McBride & Reeves, LLP, Accountants and Consultants, 2285 Renaissance Drive, Las Vegas, Nevada 89119. The statements include an
Independent Accountant's Report, balance sheet as of June 30, 2002 and the related condensed statements of operations and cash flows for the three months and six months then ended and the six months ended June 30, 2001. These financial statements are the responsibility of the Corporation's management.

     ITEM  1  BALANCE SHEET -- JUNE 30, 2002 ...............................   4

     ITEM  2  STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED
              JUNE 30, 2002 ................................................   6

     ITEM  3  STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED
              JUNE 30, 2002 ................................................   7

     ITEM  4  STATEMENT OF SHAREHOLDERS EQUITY THROUGH JUNE 30, 2002 .......   8

     ITEM  5  NOTES TO FINANCIAL STATEMENTS ................................   9

     ITEM  6  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS ....................................  12

PART II - OTHER  INFORMATION ...............................................  19

SIGNATURES .................................................................  19

BEADLE, MCBRIDE & REEVES, LLP                            2285 RENAISSANCE DRIVE
ACCOUNTANTS AND CONSULTANTS                              LAS VEGAS, NEVADA 89119
--------------------------------------------------------------------------------

                         INDEPENDENT ACCOUNTANT'S REPORT

The Board of Directors and Stockholders
Nevada Holding Group, Inc.
Las Vegas, Nevada

We have reviewed the accompanying condensed balance sheet of Nevada Holding Group, Inc. as of June 30, 2002, and the related condensed statements of operations, cash flows and stockholders' deficit for the three months and six months then ended and the six months ended June 20, 2001. These financial statements are the responsibility of the Corporation's management.

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


/s/ Beadle, McBride & Reeves, LLP


August 9, 2002



--------------------------------------------------------------------------------
Tel: (702) 597-0010                                             bmrlvcpa@aol.com
Fax: (702) 597-2767

NEVADA HOLDING GROUP, INC.

CONSOLIDATED BALANCE SHEET

JUNE 30, 2002, MARCH 31, 2002 AND JUNE 30, 2001 (UNAUDITED)

================================================================================

                                    (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                  JUNE 30, 2002   MARCH 31, 2002   JUNE 30, 2001
                                  -------------   --------------   -------------

                                     ASSETS

CURRENT ASSETS:
Cash and Equivalents               $   11,345       $    2,229       $   13,658
Inventory                             249,817                0                0
Accounts Receivable                   386,588                0           32,650
Notes Receivable                       28,000                0            3,584
                                   ----------       ----------       ----------
TOTAL CURRENT ASSETS               $  645,750       $    2,229       $   49,892

FIXED ASSETS:
Land                                  250,000                0                0
Building                              870,000                0                0
Equipment & Fixtures                  441,948                0                0
Vehicles                              125,519                0                0
                                   ----------       ----------       ----------
Total Fixed Assets                  1,687,467                0                0
Less: Accumulated Depreciation          4,978                0                0
                                   ----------       ----------       ----------
TOTAL FIXED ASSETS                  1,682,489                0                0

OTHER ASSETS:
Securities at Cost                          0                0            1,350
Prepaid Billing Costs                  31,560                0                0
Deposits                                1,580                0                0
Deferred Taxes                         44,508                0                0
Organizational Expense                 12,481                0                0
                                   ----------       ----------       ----------
TOTAL OTHER ASSETS                     90,129                0            1,350
Less: Accumulated Amortization            277                0                0
                                   ----------       ----------       ----------
TOTAL OTHER ASSETS                     89,852                0            1,350
                                   ----------       ----------       ----------
TOTAL ASSETS                       $2,418,091       $    2,229       $   51,242
                                   ==========       ==========       ==========

NEVADA HOLDING GROUP, INC.

CONSOLIDATED BALANCE SHEET

JUNE 30, 2002, MARCH 31, 2002 AND JUNE 30, 2001 (UNAUDITED)

================================================================================

                                       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
                                      JUNE 30, 2002    MARCH 31, 2002     JUNE 30, 2001
                                      -------------    --------------     -------------
                                  LIABILITIES

CURRENT LIABILITIES:
Accounts Payable                       $   349,693       $     3,619                 0
Accrued Expenses                               757                 0                 0
Accrued Taxes Payable                        1,205                 0                 0
Note Payable (Note 4)                       38,000                 0                 0
Current Portion of Mortgage                 45,000                 0                 0
                                       -----------       -----------       -----------
TOTAL CURRENT LIABILITIES                  434,655             3,619                 0

LONG TERM LIABILITIES:
Loan Payable                                94,700                 0                 0
Notes Payable                              761,870                 0                 0
Mortgage Payable - First Federal         1,123,540                 0                 0
                                       -----------       -----------       -----------
   Total                                 1,980,110                 0                 0
   Less:  Current Portion                  (45,000)                0                 0
                                       -----------       -----------       -----------
TOTAL LONG TERM LIABILITIES              1,935,110                 0                 0
                                       -----------       -----------       -----------

TOTAL LIABILITIES                        2,369,765             3,619                 0

                         STOCKHOLDERS' EQUITY (DEFICIT)

STOCKHOLDERS' EQUITY (DEFICIT):
Common Stock, $0.001 par value,
  Authorized 50,000,000 shares;
  5,004,400, 5,004,400 and
  3,404,400 shares Issued and
  outstanding at June 30, 2002,
  March 31, 2002 and June 30,
  2001 respectively                          5,004             5,004             3,404
Additional paid-in capital                 155,038           155,038           140,638
Accumulated Deficit (Note 4)              (111,716)         (161,432)          (92,800)
                                       -----------       -----------       -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)        48,326            (1,390)           51,242
                                       -----------       -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                     $ 2,418,091       $     2,229       $    51,242
                                       ===========       ===========       ===========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIODS ENDED JUNE 30, 2002 AND JUNE 30, 2001 (UNAUDITED)

================================================================================

                                    (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                   JUNE 30, 2002   JUNE 30, 2002   JUNE 30, 2001
                                   -------------   -------------   -------------
REVENUE:                              $657,397        $657,397       $ 72,400

COST OF SALES:
   Materials                           155,540         155,540              0
   Direct Labor                        130,917         130,917              0
   Outside Consultants                       0               0         15,925
   Document Preparation                      0               0         22,500
                                      --------        --------       --------
TOTAL COST OF SALES                    286,457         286,457         38,425
                                      --------        --------       --------

GROSS PROFIT                           370,940         370,940         33,975

OPERATING EXPENSES:
   Advertising                           1,722           1,722            232
   Automobiles                           3,061           3,061              0
   Bank Charges                          6,293           6,348             73
   Consulting Fees                      40,884          59,884         13,763
   Depreciation                          4,978           4,978              0
   Document Preparation                      0               0         15,000
   Filing Fees                              25              25            294
   Gross Salaries                       71,763          71,763              0
   Insurance                            22,537          22,537              0
   Interest                             39,721          39,721              0
   Legal & Professional                 31,535          43,289          7,610
   Office Expense                       50,098          50,098              0
   Postage & Mailing                       773           1,108          1,199
   Printing                                780           1,204            625
   Repairs                               1,878           1,878              0
   Supplies                              3,017           3,065          1,304
   Taxes - Other                         9,090           9,090              0
   Taxes - Payroll                      15,801          15,801              0
   Telephone                             1,824           2,146              0
   Transfer Agent Costs                     50             285            588
   Travel                                5,318           5,318              0
   Utilities                             3,836           3,836          1,650
   Waste Disposal                        3,051           3,051              0
                                      --------        --------       --------
TOTAL OPERATING EXPENSES               318,035         350,208         42,338
                                      --------        --------       --------
NET INCOME (LOSS) FROM OPERATIONS       52,905          20,732         (8,363)
                                      --------        --------       --------

OTHER INCOME:
         Interest Income                     0             240            505
                                      --------        --------       --------
NET INCOME (LOSS)                     $ 52,905        $ 20,972       $ (7,858)
                                      ========        ========       ========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIODS ENDED JUNE 30, 2002 AND JUNE 30, 2001 (UNAUDITED)

================================================================================

                                             (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
                                            THREE MONTHS        SIX MONTHS        SIX MONTHS
                                            JUNE 30, 2002     JUNE 30, 2002     JUNE 30, 2001
                                             -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Profit (Loss) During Period              $    52,905       $    20,972       $    (7,858)

Items Not Affecting Cash Flow:
Depreciation                                       4,978             4,978                 0
Increase in Notes Receivable                     (28,000)          (28,000)           (3,584)
Increase in Accounts Receivable                 (386,588)         (386,588)          (32,650)
Increase in Inventory                           (219,817)         (219,817)                0
Increase in Fixed Assets                      (1,687,467)       (1,687,467)                0
Increase in Other Assets                         (89,852)          (89,852)                0
Decrease in Prepaid Expenses                           0             2,535                 0
Increase in Deficit - Acquisition                 (3,189)           (3,189)                0
Increase in Securities at Cost                         0                 0            (1,350)
Increase in Accounts Payable                     346,074           349,103                 0
Increase in Current Liabilities                   84,962            84,962                 0
Increase in Long Term Liabilities              1,935,110         1,935,110                 0
                                             -----------       -----------       -----------

NET CASH FLOW FROM OPERATIONS                      9,116       $   (17,253)      $   (45,442)

CASH FLOW FROM FINANCING ACTIVITIES:

Issuance of Company Stock - Cash             $         0       $         0       $    59,100
Issuance of Stock - Services                           0            16,000                 0
Deferred Offering Costs                                0                 0                 0
Distribution to Shareholders                           0                 0                 0
                                             -----------       -----------       -----------

NET CASH FLOW FROM FINANCING ACTIVITIES      $         0       $    16,000       $    59,100

Net Increase (Decrease) In Cash              $     9,116       $    (1,253)      $    13,658
Cash At Beginning of Period                        2,229            12,598                 0
                                             -----------       -----------       -----------

CASH AT END OF PERIOD                        $    11,345       $    11,345       $    13,658
                                             ===========       ===========       ===========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

JUNE 30, 2002 (UNAUDITED)

================================================================================

                                                                                                  Total
Transaction                    Number of        Common         Additional     Accumulated         Equity
And Date                     Common Shares       Stock      Paid-In Capital      Deficit         (Deficit)
--------                     -------------       -----      ---------------      -------         ---------
Balance 12/31/01               3,404,400       $    3,404      $  140,638      $ (129,499)      $   14,543

Shares for Services
at $0.01 Per Share
S-8 Filing                     1,600,000       $    1,600      $   14,400              0        $   30,543

Accumulated Deficit
Acquisition of Provident
Cabinet                                                                            (3,189)      $   27,354

Net Profit Current Year                0                0               0          20,972       $   48,326
                              ----------       ----------      ----------      ----------       ----------
Balance 6/30/02                5,004,400       $    5,004      $  155,038      $ (111,716)      $   48,326
                              ==========       ==========      ==========      ==========       ==========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

JUNE 30, 2002

NOTES TO FINANCIAL STATEMENTS

================================================================================

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

NATURE OF BUSINESS

Nevada Holding Group, Inc. (the Company) was organized October 28, 1999 as a Nevada corporation. The Company has been organized for the purpose of acquiring equity positions in start-up and existing companies. The Company also provides companies with consulting services with regard to raising capital, equity formation, and development of management teams, implementing marketing programs when appropriate and guidance in filing registration statements. The Company completed the acquisition of 100% of the issued and outstanding shares of Providence Cabinet Shoppe, Inc. Providence Cabinet Shoppe, Inc., is a commercial cabinet manufacturer located in Clarksville, Tennessee. Providence Cabinet Shoppe, Inc., established in 1949, manufactures and sells commercial and institutional cabinets, casework and countertops throughout the United States. Providence Cabinet Shoppe, Inc.

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

COMPREHENSIVE INCOME:
There is no difference or reconciling items between net income and comprehensive income for the quarter ended June 30, 2002.

NEVADA HOLDING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

JUNE 30, 2002

NOTES TO FINANCIAL STATEMENTS

================================================================================

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

As of June 30, 2002, the Company has 5,004,400 Common Shares issued and outstanding. There are no preferred shares authorized.

NOTE 3. RELATED PARTY TRANSACTIONS

SERVICES FROM AFFILIATED COMPANIES:

During the quarter ended June 30, 2002, the Company did not utilize the services of any affiliated company. During the quarter ended March 31, 2002, the Company utilized the services of High Desert Consultants, Inc., a Nevada corporation that is controlled by Thomas R. Meinders, husband of Melanie S. Meinders, an officer of the Company. For the quarter ended March 31, 2002, High Desert Consultants, Inc. was paid $3,000 for consulting services.

NOTE 4. ACQUISITION OF PROVIDENT CABINET SHOPPE, INC.

On April 3, 2002, the Company completed the acquisition of 100% of the issued and outstanding shares of Providence Cabinet Shoppe, Inc. The agreement provides for the Company to acquire 100% of the issued and outstanding shares for a total of $85,000 payable with a down payment of $15,000. $28,000 to be paid 30 days from closing and $40,000 to be paid at $10,000 per month, payable on the 1st and 15th for 4 months. In addition, $2,000 for insurance benefits package for 3 months and $10 for a wraparound warranty deed, to be paid as due. The down payment was made on April 3, 2002. In addition, the Company assumed the corporations liabilities. The financial statements reflect the activities of this acquisition for the quarter ended June 30, 2002. The Company reported an increase in the accumulated deficit of $3,189 as a result of this transaction.

NEVADA HOLDING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

JUNE 30, 2002

NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 4. ACQUISITION OF PROVIDENT CABINET SHOPPE, INC. (CONTINUED)

The Company's acquisition of Providence Cabinet Shoppe, Inc. resulted in the following:

          Cash (Overdraft)                                $   (59,684)
          Accounts Receivable                                 282,534
          Inventory                                           165,271
          Prepaid Expenses                                        913
          Land                                                250,000
          Building                                            870,000
          Equipment & Fixtures                                441,948
          Vehicles                                            125,519
          Accounts Payable                                    102,621
          Accrued Taxes                                         3,268
          Notes Payable                                       753,242
          Mortgage Payable                                  1,130,360
          Purchase Price                                       87,010

On June 30, 2002, the Company has a balance of the purchase price payable of $38,000.

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

NOTE 7. NET INCOME PER SHARE

Net income per share of common stock applicable to common stockholders is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period of 5,004,400 for the quarter ended June 30, 2002. The net income per share for the three months and six months ended June 30, 2002 was not meaningful.

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

The Company has limited capital resources. The Company does expect to generate positive cash flow from operations with the acquisition Provident Capital Shoppe, Inc. The Company does expect to generate additional cash flow with the acquisition of additional companies. The Company does not anticipate any material increase in operating expenses of the holding company until such time as additional capital can be raised and the Company proceeds with the further development of its business plan. Management believes that the Company must be successful in raising equity or debt financing sufficient to meet its working capital requirements and to support the expenses associated with developing the proposed partner companies within the next several months. There can be no assurance that the terms negotiated by the Company will be acceptable to potential partner companies and if favorable agreements cannot be made it would have a material adverse impact on the Company.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY.

There is a trading market for the Company's Common Stock at the present time. The closing bid $0.18 and ask $0.20 prices were quoted for the shares at the close on June 28, 2002. There is no assurance that an active trading market will continue to develop.

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

RESULTS OF OPERATIONS.

As of June 30, 2002, the Company had working capital of $211,095. This was an increase in working capital of $212,485 from the quarter ended March 31, 2002. The increase in working capital of the Company was attributed to the acquisition of Providence Cabinet Shoppe, Inc. The Company will address the need for additional working capital in the future. The Company anticipates that the working capital available will provide for the implementation of the Company's business plans over the next twelve (12) months. If the Company is required to seek other sources of financing, no assurance can be given that other financing will be available, if required; or if available, will be available on terms and conditions satisfactory to management.

The Company generated revenues of $657,397 from operations during the quarter ended June 30, 2002. The Company reported revenues of $38,850 during the quarter ended June 30, 2001. The Company recorded a net income from operations of $52,905 during the quarter ended June 30, 2002. During the quarter ended June 30, 2001, the Company reported a net income from operations of $10,041. The
Company's increase in revenues and net income was attributed to the operations of Providence Cabinet Shoppe, Inc. our wholly owned subsidiary that was acquired on April 3, 2002.

THE COMPANY'S ACQUISITION

Providence Cabinet Shoppe, Inc., is a commercial cabinet manufacturer located in Clarksville, Tennessee. Providence Cabinet Shoppe, Inc., established in 1949, manufactures and sells commercial and institutional cabinets, casework and countertops throughout the United States. Providence Cabinet Shoppe, Inc.

On April 3, 2002, the Company completed the acquisition of 100% of the issued and outstanding shares of Providence Cabinet Shoppe, Inc. The agreement provides for the Company to acquire 100% of the issued and outstanding shares for a total of $85,000 payable with a down payment of $15,000. $28,000 to be paid 30 days from closing and $40,000 to be paid at $10,000 per month, payable on the 1st and 15th for 4 months. In addition, $2,000 for insurance benefits package for 3 months and $10 for a wraparound warranty deed, to be paid as due. The down payment was made on April 3, 2002. In addition, the Company assumed the corporations liabilities.

The Company's acquisition of Providence Cabinet Shoppe, Inc. resulted in the following:

          Cash (Overdraft)                                $   (59,684)
          Accounts Receivable                                 282,534
          Inventory                                           165,271
          Prepaid Expenses                                        913
          Land                                                250,000
          Building                                            870,000
          Equipment & Fixtures                                441,948
          Vehicles                                            125,519
          Accounts Payable                                    102,621
          Accrued Taxes                                         3,268
          Notes Payable                                       753,242
          Mortgage Payable                                  1,130,360
          Purchase Price                                       87,010

On June 30, 2002, the Company has a balance of the purchase price payable of $38,000.

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

The Company will enter into Consulting Agreements with individuals that can provide the Company with appropriate experience in matters that will help develop the Company. These consultants will be utilized in lieu of the services of affiliated companies in the future. In lieu of cash compensation these consultants will be issued common shares, with said shares being issued pursuant to an S-8 Registration Statement.

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

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             99.1   Certificate of Chief Executive Officer

             99.2   Certificate of Chief Financial Officer

        (b)  Current Reports on Form 8-K:

             (1) Current Report on Form 8-K, reporting on the acquisition of 100% of the issued and outstanding shares of Providence Cabinet Shoppe, Inc. on April 3, 2002. (Incorporated by reference)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      NEVADA HOLDING GROUP, INC.


                                                     By: /s/ Melanie S. Meinders
                                                         -----------------------
                                                             Melanie S. Meinders
                                           President and Chief Financial Officer


                                                          Dated: August 10, 2002