Form 10QSB/A
period 2002-06-30
NEVADA HOLDING GROUP INC /NV/
filed 2002-11-19
CIK 1134011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10QSB/A


          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period Ended June 30, 2002

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-32321

                           NEVADA HOLDING GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             NEVADA                                      88-0440989
------------------------------------         -----------------------------------
(State of jurisdiction of Incorporation)    (I.R.S. Employer Identification No.)

4729 Lomas Sante Fe Street, Las Vegas, Nevada                   89147-6028
---------------------------------------------             ----------------------
  (Address of principal executive offices)                      (Zip Code)

Registrants telephone number, including area code        (702) 220-3120
                                                  ------------------------------

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No |_|

As of June 30, 2002, the Registrant had 5,404,400 shares of its $0.001 par value common stock issued and outstanding.

As of June 30, 2002, the Registrant had 4,754,400 shares of its $0.001 par value common stock held by non-affiliates of the registrant. Market value of $855,792 has been computed based upon the closing bid price of $0.18 on June 28, 2002.

Total Number of Pages: 22

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION ..............................................  3

The following financial statements were prepared by the Company and were reviewed by Beadle, McBride & Reeves, LLP, Accountants and Consultants, 2285 Renaissance Drive, Las Vegas, Nevada 89119. The statements include an Independent Accountant's Report, balance sheet as of June 30, 2002 and the related condensed statements of operations and cash flows for the three months and six months then ended and the six months ended June 30, 2001. These financial statements are the responsibility of the Corporation's management

         ITEM 1  BALANCE SHEET -- JUNE 30, 2002 .............................  4

         ITEM 2  STATEMENT OF OPERATIONS FOR THE THREE
                 MONTHS ENDED JUNE 30, 2002 .................................  5

         ITEM 3  STATEMENT OF CASH FLOWS FOR THE THREE
                 MONTHS ENDED JUNE 30, 2002 .................................  6

         ITEM 4  STATEMENT OF SHAREHOLDERS EQUITY
                 THROUGH JUNE 30, 2002 ......................................  7

         ITEM 5  NOTES TO FINANCIAL STATEMENTS ..............................  8

         ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS .............................................. 12

PART II - OTHER INFORMATION ................................................. 20

SIGNATURES .................................................................. 20

Beadle, McBride & Reeves, LLP                             2285 Renaissance Drive
accountants and consultants                              Las Vegas, Nevada 89119
--------------------------------------------------------------------------------

                         INDEPENDENT ACCOUNTANT'S REPORT

The Board of Directors and Stockholders
Nevada Holding Group, Inc.
Las Vegas, Nevada

We have reviewed the accompanying balance sheet of Nevada Holding Group, Inc. as of June 30, 2002, and the related statements of income, cash flows and shareholders' equity for the three-month and six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying condensed financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 6 to the financial statements and Note 4 to the annual financial statements for the year ended December 31, 2001 (not presented herein), certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6 and 4 to the respective financial statements.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Nevada Holding Group, Inc. as of December 31, 2001, and the related statements of income, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated March 4, 2002, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Corporation's ability to continue as a going concern.


/s/ Beadle, McBride & Reeves, LLP

November 18, 2002

NEVADA HOLDING GROUP, INC.

CONSOLIDATED BALANCE SHEET

JUNE 30, 2002 AND JUNE 30, 2001 (UNAUDITED)

================================================================================

                                                     (Unaudited)    (Unaudited)
                                                   June 30, 2002   June 30, 2001
                                                   -------------   -------------

                                     ASSETS

Current Assets:
Cash                                                 $     623      $  13,658
Accounts Receivable                                          0         32,650
Loan Receivable - Providence Cabinet Shoppe, Inc.            0              0
Notes Receivable                                             0          3,584
                                                     ---------      ---------
Total Current Assets                                 $     623      $  49,892
                                                     ---------      ---------

Other Assets:
Securities at Cost                                           0      $   1,350
Net Real Value of Discontinued Operations               25,010              0
                                                     ---------      ---------
Total Other Assets                                   $  25,010      $   1,350
                                                     ---------      ---------

Total Assets                                         $  25,633      $  51,242
                                                     =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable                                     $  18,086              0
                                                     ---------      ---------
Total Current Liabilities                            $  18,086              0

Stockholders' Equity:
Common Stock, $0.001 par value, Authorized
  50,000,000 shares; 5,404,400 and
  3,404,400 shares Issued and outstanding
  at June 30, 2002 and June 30, 2001
  respectively                                       $   5,404      $   3,404
Additional paid-in capital                             225,648        140,638
Accumulated Deficit                                   (129,499)       (92,800)
Current Year Operating (Loss)                          (94,006)             0
                                                     ---------      ---------
Total Stockholders' Equity                           $   7,547      $  51,242
                                                     ---------      ---------
Total Liabilities and Stockholders' Equity              25,633      $  51,242
                                                     =========      =========


    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF OPERATIONS

FOR THE QUARTER ENDED JUNE 30, 2002 AND
FOR THE SIX MONTHS  JUNE 30, 2001 (UNAUDITED)

================================================================================

                                      (Unaudited)    (Unaudited)    (Unaudited)
                                     Three Months    Six Months     Six Months
                                     June 30, 2002  June 30, 2002  June 30, 2001
                                     -------------  -------------  -------------

Revenue:                              $      None    $     None    $    72,400

Cost of Revenues:                     $      None    $     None    $    38,425
                                      -----------    ----------    -----------

Gross Profit (Loss)                   $      None    $     None    $    33,975

Operating Expenses:
    Accounting                              1,235         5,970          6,610
    Advertising                                 0             0            232
    Bank Charges                               27            82             73
    Consulting Fees                             0         3,000         13,763
    Document Preparation                        0             0         15,000
    Filing Fees                                50            50            294
    Legal                                  13,722        20,741          1,000
    Officers Salaries                           0             0              0
    Postage & Mailing                           0           335          1,199
    Printing                                  780         1,204            625
    Repairs                                     0             0              0
    Supplies                                  259           307          1,304
    Telephone                                   0           322              0
    Transfer Agent Costs                        0           235            588
    Travel                                      0             0          1,650
    Utilities                                   0             0              0
                                      -----------    ----------    -----------
Total Operating Expenses                   16,073        32,246         42,338
                                      -----------    ----------    -----------

Net Loss From Operations                  (16,073)      (32,246)        (8,363)
                                      -----------    ----------    -----------

Other Income & (Loss):
    Interest Income                             0           240            505
    Loss on Discontinued Operations       (62,000)      (62,000)             0
                                      -----------    ----------    -----------

Net Income (Loss)                     $   (88,073)      (94,006)   $    (7,858)
                                      ===========    ==========    ===========
# Shares Issued and Outstanding         5,404,400     5,404,400      3,404,400

Net (Loss) Per Share                  $   (0.0163)   $  (0.0174)   $  (0.00231)

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED JUNE 30, 2002 AND JUNE 30, 2001 (UNAUDITED)

================================================================================

                                           (Unaudited)      (Unaudited)    (Unaudited)
                                           Three Months     Six Months      Six Months
                                          June 30, 2002    June 30, 2002   June 30, 2001
                                          -------------    -------------   -------------
Cash Flows from Operating Activities:

Net Loss During Period                      $(16,073)       $(32,006)       $ (7,858)

Items Not Affecting Cash Flow:
Increase in Notes Payable                          0               0          (3,584)
Increase in Accounts Receivable                    0               0         (32,650)
Increase in Securities at Cost                     0               0          (1,350)
Increase in Accounts Payable                  14,467          17,496               0
Decrease in Prepaid Expenses                       0           2,535               0
                                            --------        --------        --------

Net Cash Flow From Operations               $ (1,606)       $(11,975)       $(45,442)

Cash Flow From Investing Activities:

Purchase of Operations Subsequently
   Discontinued                             $(71,010)       $(87,010)              0
                                            --------        --------        --------

Net Cash Flow From Investing Activities     $(71,010)       $(87,010)              0

Cash Flow From Financing Activities:

Issuance of Company Stock - Cash            $ 71,100        $ 87,010        $ 59,100
Distribution to Shareholders                       0               0               0
                                            --------        --------        --------

Net Cash Flow From Financing Activities     $ 71,010        $ 87,010        $ 59,100

Net Increase (Decrease) In Cash             $ (1,606)       $(11,975)       $ 13,658
Cash At Beginning of Period                    2,229          12.598               0
                                            --------        --------        --------

Cash At End Of Period                       $    623        $    623        $ 13,658
                                            ========        ========        ========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

JUNE 30, 2002 (UNAUDITED)

================================================================================

                                                                                       Total
Transaction                   Number of     Common    Additional     Accumulated      Equity
And Date                    Common Shares   Stock   Paid-In Capital    Deficit       (Deficit)
---------------------------------------------------------------------------------------------
Balance
12/31/00                      1,111,200    $1,111     $  83,831      $ (84,942)      $      0

January 1, 2001 through
January 31, 2001
Shares for Cash at $0.10
Per Share                       591,000    $  591     $  58,509              0       $ 59,100

January 31, 2001 - 2 for 1
Stock Split in form of 100%
Stock Dividend                1,702,200    $1,702     $  (1,702)             0       $ 59,100

Net Loss
Current Period                        0         0             0      $  (7,858)      $ 51,242
                              ---------------------------------------------------------------
Balance 6/30/01               3,404,400    $3,404     $ 140,638      $ (92,800)      $ 51,242

Net Profit
Current Period                        0         0             0      $   3,053       $ 54,295
                              ---------------------------------------------------------------
Balance 9/30/01               3,404,400    $3,404     $ 140,638      $ (89,747)      $ 54,295

Net Loss
Current Period                        0         0             0      $ (39,752)      $ 14,543
                              ---------------------------------------------------------------
Balance 12/31/01              3,404,400    $3,404     $ 140,638      $(129,499)      $ 14,543

January 2002
Consulting Agreements
Shares for Services & Cash
at $0.01 Per Share
S-8 Filing                    1,600,000    $1,600     $  14,400              0       $ 30,543

June 26, 2002
Consulting Agreements
Shares for Services & Cash
at $0.02 Per Share
S-8 Filing                      400,000    $  400     $  70,610              0       $101,553

Net Loss
Current Year                          0         0             0      $ (94,006)      $  7,547
                              ---------------------------------------------------------------

Balance 6/30/02               5,404,400    $5,404     $ 225,648      $(223,505)      $  7,547
                              =========    ======     =========      =========       ========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

JUNE 30, 2002

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

NEVADA HOLDING GROUP, INC.

JUNE 30, 2002

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 2. Discontinued operations

On November 15, 2002 the Company accepted an Agreement to sell the Company's 100% interest in the Providence Cabinet Shoppe, Inc. located in Clarksville, Tennessee that was acquired on April 3, 2002. The Company sold their interest for a total cash consideration of $25,010 and the assumption of all the assets and liabilities of Providence Cabinet Shoppe, Inc. The breakdown of the assets and liabilities is as follows:
                                   (Unaudited)       (Unaudited)
                                  June 30, 2002   September 30, 2002
                                  -------------   ------------------
      Current Assets               $    85,630       $   372,236
      Fixed Assets                   1,063,124         1,044,076
      Other Assets                     875,584           869,750
                                   -----------       -----------
      Total Assets                 $ 2,024,338       $ 2,286,062

      Current Liabilities          $   840,283       $   766,636
      Long-Term Liabilities          1,140,608         1,444,595
      Equity                            87,010            87,010
      Operating Loss                   (43,563)          (12,179)
                                   -----------       -----------
      Total Liabilities & Equity   $ 2,024,338       $ 2,286,062

The sale of the assets and liabilities of Providence Cabinet Shoppe, Inc. was necessary due to the inability of the Company to get accurate audited financial statements for the years ended September 30, 2000 and September 30, 2001 to allow the Company to comply with Securities and Exchange Commission reporting requirements.

The Company has restated the information in the June 30, 2002 financial statements to reflect the discontinued operations of Providence Cabinet Shoppe, Inc. by the Company.

Note 3. Stock issuances

The Company is authorized to issue 50,000,000 shares of Common Stock, par value $0.001 per share. The Company does not have Preferred Stock.

As of December 31, 2001, the Company has 3,404,400 Common Shares issued and outstanding. There are no preferred shares authorized.

During January 2002, the Company issued 1,600,000 Common Shares to consultants for the Company pursuant to a S-8 Registration Statement filed with the Securities and Exchange Commission. The consultants were to provide adequate funding for the acquisition of Providence Cabinet Shoppe, Inc. that failed to materialize.

On June 26, 2002, the Company issued 400,000 Common Shares to consultants for the Company pursuant to a S-8 Registration Statement filed with the Securities and Exchange Commission. The consultant was to assist in providing adequate funding for the acquisition of Providence Cabinet Shoppe, Inc. that failed to materialize.

As of June 30, 2002, the Company has 5,404,400 Common Shares issued and outstanding. There are no preferred shares authorized.

NEVADA HOLDING GROUP, INC.

JUNE 30, 2002

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 4. Related party transactions

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

Note 5. Planned acquisitions of Apollo Capital Corp.

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

On September 2, 2002, the Company cancelled the proposed exchange of shares of Nevada Holding Group, Inc. for 100% of the issued and outstanding shares of Apollo Capital Corp. The terms of the "Letter of Intent" to exchange the shares specifically stated that a shareholder approval of both companies must be obtained to complete the exchange. Nevada Holding Group, Inc. shareholders rejected the proposed exchange of shares. The cancellation of the proposed exchange of shares of Nevada Holding Group, Inc. for Apollo Capital Corp. means that there will not be a 35,179,000 Common Share dilution to the current shareholders of the Company.

Note 6. Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $78,073 during the three months ended June 30, 2002, and as of that date, the Company's current liabilities exceeded its current assets by $17,463. This condition creates an uncertainty about the Company's ability to continue as a going concern. Management of the Company has entered into an agreement to dispose of its discontinued operations. This will generate $25,010 of working capital for the Company. In addition, the Company has entered into negotiations to merge with an operating company on a share for share exchange. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 7. Planned acquisition of additional operating company

The Company is in current negotiations with an operating company that will be acquired with an exchange of common shares on the basis of one share of the operating company for one share of the Company. It is anticipated that this share exchange will be completed in the fourth quarter of 2002.

NEVADA HOLDING GROUP, INC.

JUNE 30, 2002

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 8. Income taxes

The Company has a net operating loss carry forward of $180,058 that is available in subsequent years. No tax benefit is reflected in the financial statement because there is no certainty that the net operating loss will be utilized.

Note 9. Loss per share

Loss per share of common stock applicable to common stockholders is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period of 5,404,400 for the quarter ended June 30, 2002 and 3,404,400 for the quarter ended June 30, 2001.

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

RESULTS OF OPERATIONS.

As of June 30, 2002, the Company had negative working capital of $(17,463). This was a decrease in working capital of $16,073 from the quarter ended March 31, 2002. The Company will address the need for additional working capital in the future. The Company anticipates that the working capital situation will be resolved with the resolution of the Providence Cabinet Shoppe, Inc. dispute. If the Company is required to seek other sources of financing, no assurance can be given that other financing will be available, if required; or if available, will be available on terms and conditions satisfactory to management.

The Company did not generate any revenue from operations during the quarter ended June 30, 2002. The Company reported revenues of $38,850 during the quarter ended June 30, 2001. The Company recorded a net (loss) from operations of $(78,073) during the quarter ended June 30, 2002. During the quarter ended June 30, 2001, the Company reported a net income from operations of $10,041.

The Company's Acquisition and Disposition of Providence Cabinet Shoppe, Inc.

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

On November 15, 2002, the Company accepted an agreement to purchase 100% of the issued and outstanding shares of Providence Cabinet Shoppe, Inc. that the Company acquired on April 3, 2002. The agreement provides that the Company will receive cash compensation of $25,010 from the buyers. The payment of the $25,010 is to be made during November 2002. In addition, the buyers will assume the assets and liabilities of Providence Cabinet Shoppe, Inc.

The Company has restated the financial information on the purchase of the assets of Providence Cabinet Shoppe, Inc. to reflect the fact that the assets and liabilities of Providence Cabinet Shoppe, Inc. have been reclassified as discontinued operations.

During the Company's audit of the financial statements of Providence Cabinet Shoppe, Inc., the Company's wholly owned subsidiary that was acquired on April 3, 2002, some startling discoveries were made. First, it was discovered that the acquisition was made utilizing a Power of Attorney granted to Mr. John M. King to act on behalf of the shareholders of the Company in the acquisition was not exercised utilizing proper due diligence. The financial statements that were presented to the Company by Mr. John M. King were in fact inaccurate in many ways. The financial statements of March 31, 2002 that were provided to the Company for filing Form 8-K with the Securities and Exchange Commission overstated the cash, inventory and accounts receivable by approximately $247,692 and understated the liabilities due to a Business Management Account at Farmers and Merchants Bank in the amount of approximately $468,246 net.

This resulted in an acquisition that would never have been completed by the Company had the complete facts been disclosed. Secondly, Mr. King did not have the Company complete a Corporate Resolution to complete the purchase of Providence Cabinet Shoppe, Inc. Third, It wasn't until late in August that the information became available to the Company concerning the understatement of assets and liabilities. At this time, the Company revoked Mr. King's Power of Attorney and the Company made several trips to Providence Cabinet Shoppe, Inc. in Clarksville, Tennessee to examine the situation and try to come up with a viable solution to the problem. The Farmers and Merchants Bank stated that Mr. King in fact knew that these financial statements were incorrect. Forth, while the Company was visiting the Farmers & Merchants Bank in Clarksville, Tennessee it was revealed that Mr. King had in fact presented a Corporate Resolution that contained a signature of the corporate secretary that was forged. In addition, Mr. King presented a financial statement that was supposed to be of Nevada Holding Group, Inc. that was in fact not true. The financial statements of Nevada Holding Group, Inc. were readily available on the EDGAR reporting system. These financial statements misrepresented to the Farmers & Merchants Bank current assets of cash and marketable securities of Nevada Holding Group, Inc. in excess of $1,300,000.00. These false financial statements were accepted by the Farmers and Merchants Bank. Additionally, the Farmers and Merchants Bank stated that Mr. John M. King and Mr. Kurt E. Neubauer had a telephone discussion that they were going to provide Providence Cabinet Shoppe, Inc. with funding over a four to six month period in the amount of approximately $100,000.00 per month. Due to these misrepresentations, Providence Cabinet Shoppe, Inc. has been placed in a very severe financial position.

Upon further investigation, it has been discovered that Mr. John M. King had presented to the Bank of America located in Clarksville, Tennessee a Corporate Resolution that states that a Elizabeth Gierisch is the Secretary of Nevada Holding Group, Inc. and the bank accepted this Resolution to open a checking account with the only signature being John M. King. This document is also not accurate, Nevada Holding Group, Inc. does not know of this Elizabeth Gierisch and she has never been the Secretary of Nevada Holding Group, Inc.

In addition, on October 15, 2002, the Company finally received a copy of the appraisal on the property in Clarksville, Tennessee that indicated a value of $819,000.00. The previous owners and Mr. John M. King represented to the Company that this property had a value in excess of $1,100,000.00. An additional misrepresentation of $281,000.00 in assets of the acquisition.

The Company is investigating the possibility of whether any charges could be brought against Mr. John M. King and his associates.

PLAN OF OPERATIONS.

Upon the completion of the visits to Providence Cabinet Shoppe, Inc. in Clarksville, Tennessee, the Company it has been it would be in the best interest of the shareholders of Nevada Holding Group, Inc. to sell the assets and liabilities of Providence Cabinet Shoppe, Inc. to Barth E. Barnhart and Dipak (Danny) Lachmandas. Mr. Barnhart and Mr. Lachmandas have all the contacts for business at Providence and have stated that there is the possibility of them obtaining the necessary funding to proceed and develop Providence Cabinet Shoppe, Inc. It is anticipated that there will be cash requirements of $400,000 to $500,000 during the next six months for the success of Providence Cabinet Shoppe, Inc.. Nevada Holding Group, Inc. does not have these funds available. The sale of Providence Cabinet Shoppe, Inc. will be completed in November 2002.

The Company's plan of operation will be to complete the acquisition of a suitable operating company. The Company has entered into discussions with a company, that is a Nevada corporation on a share for share exchange. This exchange will be completed after the filing of the appropriate documents with the Securities and Exchange Commission. Shareholder approval will be necessary and a proxy statement will be mailed to the shareholders of both companies. Upon the completion of the exchange it is anticipated that the present officers and directors of Nevada Holding Group, Inc. will resign and be replaced new officers and directors of the merged company.

The Company entered into Consulting Agreements with individuals that were to provide the Company with appropriate experience in matters that will help develop the Company. These consultants were to be utilized in lieu of the services of affiliated companies in the future. In lieu of cash compensation these consultants will be issued common shares, with said shares being issued pursuant to an S-8 Registration Statement.

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

The Company's Planned Acquisition of Apollo Capital Corp.

The Company had planned to acquire all of the issued and outstanding shares of Apollo Capital Corp. The Company has entered into a "Letter of Intent" to acquire 100% of the issued and outstanding shares of Apollo Capital Corp., a Nevada corporation via a share exchange of one share of the Company for one share of Apollo Capital Corp. for a total issuance by the Company of 35,179,000 shares. This exchange will be completed after the filing of the appropriate documents with the Securities and Exchange Commission. Shareholder approval will be necessary and a proxy statement will be mailed to the shareholders.

On September 2, 2002, the Company cancelled the proposed exchange of shares of Nevada Holding Group, Inc. for 100% of the issued and outstanding shares of Apollo Capital Corp. The terms of the "Letter of Intent" to exchange the shares specifically stated that a shareholder approval of both companies must be obtained to complete the exchange. Nevada Holding Group, Inc. shareholders rejected the proposed exchange of shares. The cancellation of the proposed exchange of shares of Nevada Holding Group, Inc. for Apollo Capital Corp. means that there will not be a 35,179,000 Common Share dilution to the current shareholders of the Company.

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

            None.

ITEM 5.  OTHER INFORMATION

            None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibit 99.1
            (b)   Exhibit 99.2
            (c)   Current Reports on Form 8-K:
                  (1) Current Report on Form 8-K, reporting on the cancellation of the acquisition of Apollo Capital Corp.(Incorporated by reference)
                  (2) Current Report on Form 8-K/A3, reporting on the disposition of 100% of the issued and outstanding shares of Providence Cabinet Shoppe, Inc. on November 18, 2002. (Incorporated by reference)

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

                                                        Dated: November 19, 2002