Form 10QSB
period 2002-09-30
NEVADA HOLDING GROUP INC /NV/
filed 2002-11-19
CIK 1134011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10QSB

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period Ended September 30, 2002

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-32321

                            NEVADA HOLDING GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                NEVADA                                    88-0440989
---------------------------------------     ------------------------------------
(State of jurisdiction of Incorporation)    (I.R.S. Employer Identification No.)

4729 Lomas Sante Fe Street, Las Vegas, Nevada                  89147-6028
---------------------------------------------            -----------------------
(Address of principal executive offices)                       (Zip Code)

Registrants telephone number, including area code            (702) 220-3120
                                                   -----------------------------

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

As of September 30, 2002, the Registrant had 8,754,400 shares of its $0.001 par value common stock issued and outstanding.

As of September 30, 2002, the Registrant had 4,754,400 shares of its $0.001 par value common stock held by non-affiliates of the registrant. Market value of $237,720 has been computed based upon the closing bid price of $0.05 on September 30, 2002.

Total Number of Pages: 22

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION ............................................    3

The following financial statements were prepared by the Company and were reviewed by Beadle, McBride & Reeves, LLP, Accountants and Consultants, 2285 Renaissance Drive, Las Vegas, Nevada 89119. The statements include an Independent Accountant's Report, balance sheet as of September 30, 2002 and the related condensed statements of operations and cash flows for the three months and nine months then ended and the nine months ended September 30, 2001. These financial statements are the responsibility of the Corporation's management

        ITEM 1  BALANCE SHEET -- SEPTEMBER 30, 2002 .......................    4

        ITEM 2  STATEMENT OF OPERATIONS FOR THE THREE
                MONTHS ENDED SEPTEMBER 30, 2002 ...........................    5

        ITEM 3  STATEMENT OF CASH FLOWS FOR THE THREE
                MONTHS ENDED SEPTEMBER 30, 2002 ...........................    6

        ITEM 4  STATEMENT OF SHAREHOLDERS EQUITY
                THROUGH SEPTEMBER 30, 2002 ................................    7

        ITEM 5  NOTES TO FINANCIAL STATEMENTS .............................    8

        ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS .............................................   12

PART II - OTHER INFORMATION ...............................................   20

SIGNATURES ................................................................   20

Beadle, McBride & Reeves, LLP                             2285 Renaissance Drive
accountants and consultants                              Las Vegas, Nevada 89119
--------------------------------------------------------------------------------

                         INDEPENDENT ACCOUNTANT'S REPORT

The Board of Directors and Stockholders
Nevada Holding Group, Inc.
Las Vegas, Nevada

We have reviewed the accompanying balance sheet of Nevada Holding Group, Inc. as of September 30, 2002, and the related statements of income, cash flows and shareholders' equity for the three-month and nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Corporation's management.

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


/s/ Beadle, McBride & Reeves, LLP

November 18, 2002

NEVADA HOLDING GROUP, INC.

BALANCE SHEET

SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001 (UNAUDITED)

================================================================================

                                                                 (Unaudited)        (Unaudited)
                                                             September 30, 2002  September 30, 2001
                                                             ------------------  ------------------

                                     ASSETS
Current Assets:
Cash ..........................................................   $     739          $  12,188
Accounts Receivable ...........................................           0             37,100
Loan Receivable - Providence Cabinet Shoppe, Inc. .............       8,000                  0
10% Convertible Notes Receivable ..............................           0              2,434
                                                                  ---------          ---------
Total Current Assets ..........................................   $   8,739          $  51,722
                                                                  ---------          ---------

Other Assets:
Securities at Cost ............................................           0          $   2,573
Net Real Value of Discontinued Operations .....................      25,010                  0
                                                                  ---------          ---------
Total Other Assets ............................................   $  25,010          $   2,573
                                                                  ---------          ---------

Total Assets ..................................................   $  33,749          $  54,295
                                                                  =========          =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable ..............................................   $  27,540                  0
12% Convertible Notes Payable .................................      15,000                  0
Accrued Officers Salaries Payable .............................      16,000                  0
                                                                  ---------          ---------
Total Current Liabilities .....................................   $  58,540                  0

Stockholders' Equity (Deficit):
Common Stock, $0.001 par value, Authorized
  50,000,000 shares; 8,754,400 and 3,404,400
  shares Issued and outstanding at September 30, 2002
  and September 30, 2001 respectively .........................   $   8,754          $   3,404
Additional paid-in capital ....................................     192,788            140,638
Accumulated Deficit ...........................................    (129,499)           (89,747)
Current Year Operating (Loss) .................................    (159,844)                 0
                                                                  ---------          ---------
Total Stockholders' Equity (Deficit) ..........................   $ (24,791)         $  54,295
                                                                  ---------          ---------
Total Liabilities and Stockholders' Equity (Deficit) ..........   $  33,749          $  54,295
                                                                  =========          =========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF OPERATIONS

FOR THE QUARTER ENDED SEPTEMBER 30, 2002 AND
FOR THE NINE MONTHS SEPTEMBER 30, 2001 (UNAUDITED)

================================================================================

                                        (Unaudited)        (Unaudited)        (Unaudited)
                                       Three Months        Nine Months        Nine Months
                                   September 30, 2002  September 30, 2002  September 30, 2001
                                   ------------------  ------------------  ------------------

Revenue:                               $     None         $     None         $   86,850

Cost of Revenues:                      $     None         $     None         $   47,525
                                       ----------         ----------         ----------

Gross Profit (Loss)                    $     None         $     None         $   39,325

Operating Expenses:
    Accounting                              1,744              7,714              7,110
    Advertising                                 0                  0                232
    Bank Charges                               58                140                 91
    Consulting Fees                             0              3,000             13,763
    Document Preparation                    8,500              8,500             15,000
    Filing Fees                                 0                 50                294
    Legal                                   2,983             23,724              1,000
    Officers Salaries                      49,500             49,500                  0
    Postage & Mailing                         301                636              1,263
    Printing                                  902              2,106                727
    Repairs                                   136                136                384
    Supplies                                   90                397              2,581
    Telephone                                 653                975                  0
    Transfer Agent Costs                       40                275                613
    Travel                                    931                931              1,650
    Utilities                                   0                  0                  0
                                       ----------         ----------         ----------
Total Operating Expenses                   65,838             98,084             44,708
                                       ----------         ----------         ----------

Net Loss From Operations                  (65,838)           (98,084)            (5,383)
                                       ----------         ----------         ----------

Other Income & (Loss):
    Interest Income                             0                240                578
    Loss on Discontinued Operations             0            (62,000)                 0
                                       ----------         ----------         ----------

Net Income (Loss)                      $  (65,838)        $ (159,844)        $   (4,805)
                                       ==========         ==========         ==========
# Shares Issued and Outstanding
    Fully Diluted                       8,784,400          8,784,400          3,404,400

Net (Loss) Per Share                   $ (0.00752)        $  (0.0183)        $ (0.00141)

   The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001 (UNAUDITED)

================================================================================

                                                  (Unaudited)       (Unaudited)          (Unaudited)
                                                 Three Months       Nine Months          Nine Months
                                             September 30, 2002  September 30, 2002  September 30, 2001
                                             ------------------  ------------------  ------------------

Cash Flows from Operating Activities:

Net Loss During Period                            $(65,838)         $(97,844)            $ (4,805)

Items Not Affecting Cash Flow:
Increase in Notes Payable                           15,000            15,000               (2,433)
Increase in Loans Receibable                        (8,000)           (8,000)                   0
Increase in Accounts Receivable                          0                 0              (37,100)
Increase in Securities at Cost                           0                 0               (2,574)
Increase in Capital Stock (Shares for Services)     33,500            33,500                    0
Increase in Accounts Payable                         9,454            26,950                    0
Increase in Accrued Officers Salaries               16,000            16,000                    0
Decrease in Prepaid Expenses                             0             2,535                    0
                                                  --------          --------             --------

Net Cash Flow From Operations                     $    116          $(11,859)            $(46,912)

Cash Flow From Investing Activities:

Purchase of Operations Subsequently
   Discontinued                                   $      0          $(87,010)                   0
                                                  --------          --------             --------

Net Cash Flow From Investing Activities           $      0          $(87,010)                   0

Cash Flow From Financing Activities:

Issuance of Company Stock - Cash                  $      0          $ 87,010             $ 59,100
Distribution to Shareholders                             0                 0                    0
                                                  --------          --------             --------

Net Cash Flow From Financing Activities           $      0          $ 87,010             $ 59,100

Net Increase (Decrease) In Cash                   $    116          $(11,859)            $ 12,188
Cash At Beginning of Period                            623            12,598                    0
                                                  --------          --------             --------

Cash At End Of Period                             $    739          $    739             $ 12,188
                                                  ========          ========             ========

   The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

SEPTEMBER 30, 2002 (UNAUDITED)

================================================================================

Transaction                   Number of    Common      Additional    Accumulated Total Equity
And Date                    Common Shares  Stock    Paid-In Capital    Deficit     (Deficit)
----------------------------------------------------------------------------------------------

Balance
12/31/00                      1,111,200     $1,111     $  83,831      $ (84,942)     $       0
January 1, 2001 through
January 31, 2001
Shares for Cash at $0.10
Per Share                       591,000     $  591     $  58,509              0      $  59,100

January 31, 2001 - 2 for 1
Stock Split in form of 100%
Stock Dividend                1,702,200     $1,702     $  (1,702)             0      $  59,100

Net Loss
Current Period                        0          0             0      $  (7,858)     $  51,242
                              ----------------------------------------------------------------
Balance 6/30/01               3,404,400     $3,404     $ 140,638      $ (92,800)     $  51,242

Net Profit
Current Period                        0          0             0      $   3,053      $  54,295
                              ----------------------------------------------------------------
Balance 9/30/01               3,404,400     $3,404     $ 140,638      $ (89,747)     $  54,295

Net Loss
Current Period                        0          0             0      $ (39,752)     $  14,543
                              ----------------------------------------------------------------
Balance 12/31/01              3,404,400     $3,404     $ 140,638      $(129,499)     $  14,543

January 2002
Consulting Agreements
Shares for Services & Cash
at $0.01 Per Share
S-8 Filing                    1,600,000     $1,600     $  14,400              0      $  30,543

June 26, 2002
Consulting Agreements
Shares for Services & Cash
at $0.02 Per Share
S-8 Filing                      400,000     $  400     $  70,610              0      $ 101,553

Net Loss
Current Year                          0          0             0      $ (94,006)     $   7,547
                              ----------------------------------------------------------------
Balance 6/30/02               5,404,400     $5,404     $ 225,648      $(223,505)     $   7,547

September 1, 2002
Employment Agreements
Shares for Services at
$0.01 Per Share               3,350,000     $3,350     $  30,150              0      $  41,047

Net Loss
Current Period                        0          0             0      $ (65,838)     $ (24,791)
                              ----------------------------------------------------------------

Balance 9/30/02               8,754,400     $8,754     $ 255,798      $(289,343)     $ (24,791)
                              =========     ======     =========      =========      =========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

SEPTEMBER 30, 2002

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

Comprehensive income:

There is no difference or reconciling items between net income and comprehensive income for the quarter ended September 30, 2002.

NEVADA HOLDING GROUP, INC.

SEPTEMBER 30, 2002

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

NEVADA HOLDING GROUP, INC.

SEPTEMBER 30, 2002

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 3. Stock issuances (continued)

On September 1, 2002, the Company issued 3,350,000 Common Shares to 4 officers and directors of the Company pursuant to Employment Agreements. The Employment Agreements provide the Company with a dedicated management team that will ensure the future development of the Company. In consideration for entering into the Employment Agreements the officers and directors received a total of 2,000,000 Common Shares. In addition, 1,350,000 Common Shares were issued for performing the duties of Chief Executive Officer, Secretary and Directors of the Company since it was founded on October 28, 1999.

As of September 30, 2002, the Company has 8,754,400 Common Shares issued and outstanding. There are no preferred shares authorized.

Note 4. Related party transactions

Services from affiliated companies:

During the quarter ended September 30, 2002, the Company utilized the services of High Desert Consultants, Inc., a Nevada corporation that is controlled by Thomas R. Meinders, husband of Melanie S. Meinders, an officer of the Company. For the three months ended September 30, 2002, High Desert Consultants, Inc. was paid $8,000 for consulting services and document preparation. For the nine months ended September 30, 2002, High Desert Consultants, Inc. was paid a total of $11,000 for consulting services and document preparation.

Loan Receivable - Providence Cabinet Shoppe, Inc.:

On September 8, 2002, the Company loaned Providence Cabinet Shoppe, Inc. the sum of $8,000.00. This loan did not carry any interest and was repaid in full during the month of October 2002.

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

NEVADA HOLDING GROUP, INC.

SEPTEMBER 30, 2002

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 6. Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $65,838 during the three months ended September 30, 2002, and as of that date, the Company's current liabilities exceeded its current assets by $49,801. This condition creates an uncertainty about the Company's ability to continue as a going concern. Management of the Company has entered into an agreement to dispose of its discontinued operations. This will generate $25,010 of working capital for the Company. In addition, the Company has entered into negotiations to merge with an operating company on a share for share exchange. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 7 Planned acquisition of additional operating company

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

Note 9. Loss per share

Loss per share of common stock applicable to common stockholders is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period of 8,754,400 for the quarter ended September 30, 2002 and 3,404,400 for the quarter ended September 30, 2001.

Note 10. Accrued Officers Salaries

During the quarter ended September 30, 2002, the Company accrued salaries for the officers and directors of the Company. The Chairman of the Board and Chief Executive Officer was accrued a total of $6,000, the President and Chief Financial Officer was accrued a total of $4,000, the Secretary and Director was accrued a total of $5,000 and the Vice President was accrued a total of $1,000. The total accrued officers salaries for the quarter ended September 30, 2002 was $16,000. These salaries were accrued in accordance with the terms of their respective Employment Agreements.

Note 11. 12% Convertible Notes Payable

The Company issued 12% Convertible Notes to a total of two investors in the amount of $15,000. These Convertible Notes were required to provide the Company with working capital to resolve the acquisition of Providence Cabinet Shoppe, Inc. It is anticipated that the Company will repay these obligation during the fourth quarter of this year.

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

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY.

There is a trading market for the Company's Common Stock at the present time. The closing bid $0.05 and ask $0.07 prices were quoted for the shares at the close on September 30, 2002. There is no assurance that an active trading market will continue to develop.

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

RESULTS OF OPERATIONS.

As of September 30, 2002, the Company had negative working capital of $(49,801). This was a decrease in working capital of $32,338 from the quarter ended June 30, 2002. The Company will address the need for additional working capital in the future. The Company anticipates that the working capital situation will be resolved with the resolution of the Providence Cabinet Shoppe, Inc. dispute. If the Company is required to seek other sources of financing, no assurance can be given that other financing will be available, if required; or if available, will be available on terms and conditions satisfactory to management.

The Company did not generate any revenue from operations during the quarter ended September 30, 2002. The Company reported revenues of $14,450 during the quarter ended September 30, 2001. The Company recorded a net (loss) from operations of $(65,838) during the quarter ended September 30, 2002. During the quarter ended September 30, 2001, the Company reported a net income from operations of $3,054.

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