Form 10KSB
period 2002-12-31
NEVADA HOLDING GROUP INC /NV/
filed 2003-03-12
CIK 1134011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB


            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Year Ended           December 31, 2002

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-32321


                           NEVADA HOLDING GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             NEVADA                                     88-0440989
----------------------------------------    ------------------------------------
(State of jurisdiction of Incorporation)    (I.R.S. Employer Identification No.)


    4729 Lomas Sante Fe Street, Las Vegas, Nevada                   89147
------------------------------------------------------         ---------------
      (Address of principal executive offices)                    (Zip Code)


Registrants telephone number, including area code        (702) 220-3120
                                                        ----------------

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

As of December 31, 2002, the Registrant had 8,754,400 shares of its $0.001 par value common stock issued and outstanding.

As of December 31, 2002, the Registrant had 4,754,400 shares of its $0.001 par value common stock held by non-affiliates of the registrant. Market value of $306,404 has been computed based upon the closing bid price of $0.035 per share on December 31, 2002.

Total Number of Pages:       34

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 NOT APPLICABLE


                                TABLE OF CONTENTS

PART I ....................................................................    3

     ITEM  1  BUSINESS ....................................................    3
     ITEM  2  PROPERTIES ..................................................    7
     ITEM  3  LEGAL PROCEEDINGS ...........................................    7
     ITEM  4  SUBMISSION OF MATTERS TO A VOTE OF
              SECURITIES HOLDERS ..........................................    7

PART II ...................................................................    8

     ITEM  5  MARKET FOR REGISTRANTS COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS .............................    8
     ITEM  6  SELECTED FINANCIAL DATA .....................................    9
     ITEM  7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS ...............................................    9
     ITEM  8  FINANCIAL STATEMENTS AND
              SUPPLEMENTARY DATA ..........................................   13
     ITEM  9  CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS AND FINANCIAL DISCLOSURE ........................   13

PART III ..................................................................   24

     ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE
              REGISTRANT ..................................................   24
     ITEM 11  EXECUTIVE COMPENSATION ......................................   25
     ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT .......................................   26
     ITEM 13  CERTAIN RELATIONSHIPS AND RELATED
              TRANSACTIONS ................................................   27

PART IV ...................................................................   28

     ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
              AND REPORTS ON FORM 8-K .....................................   28

SIGNATURES ................................................................   28

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Officially, no matters were submitted to a vote of security holders during the year ended December 31, 2002.

During April 2002, the Company submitted to the shareholders a preliminary proxy statement, that it thought had been approved by the Securities and Exchange Commission, soliciting the shareholders vote on the following matters:

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

The Company provided all the shareholders with a letter rescinding the Preliminary Proxy Statement. Subsequently, the Company terminated the proposed acquisition of Apollo Capital Corp.

Notwithstanding the above preliminary proxy statement forwarded to the shareholders, the Company has been advised by its securities counsel that it will be necessary to comply with Securities and Exchange Commission regulations regarding the solicitation of shareholder votes. To that end, the Company has filed a Form 8-K with the Securities and Exchange Commission notifying that the acquisition of Apollo Capital Corp. has been terminated.

PART  II

ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

There market price of the Company's Common Stock was a bid of $0.035 and an ask of $0.05 at the close on December 31, 2002. There has been limited trading activity to date. There is no assurance that an active trading market will ever develop or, if such a market does develop, that it will continue.

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

ITEM 6 - SELECTED FINANCIAL DATA

As of December 31, 2002, the Company had a negative working capital of $(25,729) and faces the need for additional working capital in the near future. The Company was required to seek sources of additional financing and completed their funding on January 31, 2003. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management.

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

12% Convertible Notes Payable

The Company issued 12% Convertible Notes to a total of two investors in the amount of $15,000. These Convertible Notes were required to provide the Company with working capital to resolve the acquisition of Providence Cabinet Shoppe, Inc. These Convertible Notes were rescinded and the Company paid the investors in full on January 5, 2003. In addition, the Company paid the investors a total of $561.74 in interest.

Private Offering Pursuant to Regulation D, Rule 506

During the period from January 1, 2003 through January 31, 2003, the Company issued a total of 1,000,000 common shares, par value $0.001 per share, under a Private Offering pursuant to Regulation D, Rule 506 of the Securities Act of 1933, as amended. The Company offered and sold 1,000,000 common shares for a total consideration of $30,000. The shares associated with this Private Offering are restricted shares pursuant to Rule 144. The Company's common stock was quoted on the OTC - Bulletin Board under the trading symbol of NVHG. The average bid and ask prices of the common stock was $0.03 and $0.05 respectively.

RESULTS OF OPERATIONS.

The Company did not generate any revenues from operations during the year ended December 31, 2002, which was a decrease of $66,750 from the year ended December 31, 2001. The Company recorded a net loss from operations of $98,782 during the year ended December 31, 2002, which was compared to a loss of $44,557 for the year ended December 31, 2001. The loss incurred by the Company during the year ended December 31, 2002 can be attributed to the payment of officer's salaries of $44,700 and the additional expenses for legal, filing costs, accounting and preparation of documents that were incurred because of the purchase and sale of Providence Cabinet Shoppe, Inc. The other operating expenses of the Company remained constant.

The Company entered into Consulting Agreements with individuals that the Company believed would provide the Company with appropriate experience in matters that will help develop the Company. These consultants will be utilized in lieu of the services of affiliated companies in the future. The Company retained a total of 5 such consultants to provide various product and marketing services to the Company. In return for cash in the amount of $87,010 and services these consultants were issued a total of 2,000,000 shares, with said shares being issued pursuant to S-8 Registration Statements. Unfortunately, these consultants did not work out for the Company.

The Company's Acquisition and Disposition of Providence Cabinet Shoppe, Inc.

Providence Cabinet Shoppe, Inc., is a commercial cabinet manufacturer located in Clarksville, Tennessee. Providence Cabinet Shoppe, Inc., established in 1949, manufactures and sells commercial and institutional cabinets, casework and countertops throughout the United States. Providence Cabinet Shoppe, Inc.

On April 3, 2002, the Company completed the acquisition of 100% of the issued and outstanding shares of Providence Cabinet Shoppe, Inc. The agreement provides for the Company to acquire 100% of the issued and outstanding shares for a total of $85,010 payable with a down payment of $15,000. $28,000 to be paid 30 days from closing and $40,000 to be paid at $10,000 per month, payable on the 1st and 15th for 4 months. In addition, $2,000 for insurance benefits package for 3 months and $10 for a wraparound warranty deed, to be paid as due. The down payment was made on April 3, 2002. In addition, the Company assumed the corporations liabilities.

Upon completing a detailed review of all the assets and liabilities of Providence Cabinet Shoppe, Inc. the following information is correct. The results of the review indicated that some of the items were carried at figures that were inaccurate. The correct allocation of the purchase price of Providence Cabinet Shoppe, Inc. is reflected below:

                  Cash (Overdraft)           $ (77,036)
                  Accounts Receivable          174,747
                  Inventory                     42,718
                  Land                          99,000
                  Building                     720,000
                  Furniture & Fixtures          19,425
                  Equipment & Equipment        161,340
                  Delivery Equipment            34,759
                  Vehicles                      47,648
                  Goodwill                     881,417
                           Accounts Payable                       173,851
                           Accrued Taxes                            8,965
                           Notes Payable                          236,337
                           Business Management Account Payable    468,246
                           Mortgage Payable                     1,129,609
                           Purchase Price                          87,010

After completing the review of the assets and liabilities of Providence Cabinet Shoppe, Inc., located in Clarksville, Tennessee, the Company determined that it would be necessary to liquidate the assets and liabilities acquired on April 3, 2002. The primary factors in the Company's decision to sell Providence Cabinet Shoppe, Inc. were the inability of the Company to obtain audited financial statements for the years ended September 30, 2000 and September 30, 2001 to comply with the Securities and Exchange reporting requirements. Additionally, after the complete review, the Company determined that the amount of goodwill was excessive and the Company was able to liquidate Providence Cabinet Shoppe, Inc.

On November 15, 2002, the Company completed the sale of the assets and liabilities of the Providence Cabinet Shoppe, Inc. The Company received a total of $25,010 from the buyers. In addition, the buyers will assume the assets and liabilities of Providence Cabinet Shoppe, Inc. The Company reported a net loss of $62,000 on the disposition of capital assets during the quarter ended September 30, 2002.


PLAN OF OPERATIONS.

Plan of Operation

The Company's plan of operation will be to complete the acquisition of an operating company that will provide the Company with revenues and anticipated profits. The Company entered into a Share Exchange Agreement with Green Valley Gaming Enterprises, Inc., a Nevada corporation, on January 31, 2003. This exchange will be completed after the filing of the appropriate documents with the Securities and Exchange Commission. The Board of Directors of both companies has approved the Share Exchange Agreement. Green Valley Gaming Enterprises, Inc. has 108,000,000 common shares issued and outstanding. The Share Exchange Agreement will be on a share for share basis.

The current officers, directors and affiliates of Nevada Holding Group, Inc. will control less than 5% of the issued and outstanding shares of the combined companies. Upon the completion of the exchange it is anticipated that the present officers and directors of Nevada Holding Group, Inc. will resign and be replaced by the officers and directors of Green Valley Gaming Enterprises, Inc. The Company will file an amended Articles of Incorporation upon the completion of the Share Exchange and change the name to Green Valley Gaming Enterprises, Inc.

Management anticipates that the Share Exchange with Green Valley Gaming Enterprises, Inc. will provide additional opportunities in the gaming industry that will develop additional revenues for the Company. The Company will utilize their overall business concept and apply it to the gaming industry.

Analysis of Financial Condition

As of December 31, 2002, the Company had a negative working capital of $(25,729) and faces the need for additional working capital in the near future. The Company was required to seek sources of additional financing and completed their funding on January 31, 2003. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management.

The Company has prepared audited financial statements as of December 31, 2002. The Company's ability to establish itself as a going concern is dependent upon the Company's ability to complete the Share Exchange with Green Valley Gaming Enterprises, Inc. With the acquisition of Green Valley Gaming Enterprises, Inc. the Company will have access to the financial resources that are currently not available. There is no assurance that the Company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO FINANCIAL STATEMENTS - DECEMBER 31, 2002

         REPORT OF INDEPENDENT AUDITORS. . . . . . . . . . . . . . . . . . .  14

         BALANCE SHEETS . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

         STATEMENTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . 16

         STATEMENTS OF CASH FLOW . . . . . . . . . . . . . . . . . . . . . .  17

         STATEMENTS OF STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . 18

         NOTES TO FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . .  19


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

            None

              [LETTERHEAD OF BEADLE, MCBRIDE, EVANS & REEVES, LLP]

                         REPORT OF INDEPENDENT AUDITORS
--------------------------------------------------------------------------------

To the Board of Directors
Nevada Holding Group, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Nevada Holding Group, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nevada Holding Group, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's operations to date have been with related parties that are not expected to be continuing revenue sources. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Beadle, McBride, Evans & Reeves, LLP

Las Vegas, Nevada
February 24, 2003

NEVADA HOLDING GROUP, INC.

BALANCE SHEETS
December 31,

ASSETS                                                                2002           2001
-------------------------------------------------------------------------------------------

Current assets:
  Cash                                                             $     90       $ 12,598
  Marketable securities                                              13,600             --
  Prepaid expenses                                                       --          2,535
                                                             ------------------------------
              Total current assets                                   13,690         15,133

                                                             ------------------------------
                                                                   $ 13,690       $ 15,133
                                                             ==============================


LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------------------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                            $ 24,419       $    590
  Convertible notes payable                                          15,000             --
                                                             ------------------------------
              Total current liabilities                              39,419            590

Stockholders' equity (deficit):
  Common stock, par value $.001, 50,000,000 shares
    authorized; 8,754,400 and 3,404,400 shares issued
    and outstanding                                                   8,754          3,404
  Additional paid-in capital                                        255,798        140,638
  Retained (deficit)                                               (290,281)      (129,499)
                                                             ------------------------------
                                                                    (25,729)        14,543
                                                             ------------------------------
                                                                   $ 13,690       $ 15,133
                                                             ==============================

See Notes to Financial Statements

NEVADA HOLDING GROUP, INC.

STATEMENTS OF OPERATIONS
For the years ended December 31,

--------------------------------------------------------------------------------

                                                           2002          2001
                                                    ----------------------------

Revenues:
  Consulting fees                                        $      --    $  66,750

Cost of revenue                                                 --       85,787
                                                    ---------------------------

              Gross profit (loss)                               --      (19,037)

Expenses:
  General and administrative                                96,965       24,078
                                                    ---------------------------

              (Loss) from operations                       (96,965)     (43,115)

Other income (loss):
  Interest income                                              240          628
  Unrealized (loss) on marketable securities                (2,057)          --
  Loss on investment                                            --       (2,070)
                                                    ---------------------------
                                                            (1,817)      (1,442)
                                                    ---------------------------

              Net (loss) from continuing operations      $ (98,782)   $ (44,557)

Discontinued operations:
  (Loss) on discontinued operations                      $ (62,000)   $      --
                                                    ---------------------------

              Net (loss)                                 $(160,782)   $ (44,557)
                                                    ===========================

              (Loss) per share                           $   (0.03)   $   (0.01)
                                                    ============================

See Notes to Financial Statements

NEVADA HOLDING GROUP, INC.

STATEMENTS OF CASH FLOWS
For the years ended December 31,

--------------------------------------------------------------------------------

                                                            2002          2001
                                                        ------------------------
Cash flows from operating activities:
  Cash received from customers                           $     --     $ 66,750
  Cash paid to vendors                                    (37,101)    (111,880)
  Cash advanced on notes receivable                            --       (2,000)
  Interest received                                           240          628
                                                        -----------------------
              Net cash (used in) operating activities     (36,861)     (46,502)

Cash flows from investing activities:
  Purchase of investments                                (102,667)          --
  Proceeds from sale of investments                        25,010           --
  Loans to related parties                                (18,000)          --
  Repayment of loans from related parties                  18,000           --
                                                        -----------------------
              Net cash (used in) investing activities     (77,657)          --

Cash flows from financing activities:
  Proceeds from issuance of common stock                   87,010       59,100
  Distributions                                                --           --
  Proceeds from convertible notes payable                  15,000           --
                                                        -----------------------
              Net cash provided by financing activities   102,010       59,100

Increase (decrease) in cash                               (12,508)      12,598

Cash, beginning of year                                    12,598           --
                                                        -----------------------

Cash, end of year                                        $     90     $ 12,598
                                                        =======================

The following is a reconciliation of net (loss) to net cash provided by operations:

Net (loss)                                                $(160,782)  $(44,557)
Items not requiring cash:
  Decrease in fair market value of marketable securities      2,057         --
  Loss on discontinued operations                            62,000         --
  (Increase) decrease in prepaid expenses                     2,535     (2,535)
  Increase in accounts payable and accrued expenses          23,829        590
  Common stock issued for services rendered                  33,500         --
                                                         ----------------------
Net cash (used in) operating activities                   $ (36,861)  $(46,502)
                                                         ======================

See Notes to Financial Statements

NEVADA HOLDING GROUP, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------

                                                                 Additional
                                                               Paid in Capital
                                               Common Stock    (Shares issued
                                           -------------------    for less     Retained
                                             Shares    Value      than par)    (deficit)     Total
                                           -----------------------------------------------------------

Balance at January 1, 2001                 1,111,200   $1,111   $  83,831    $ (84,942)   $    --

Issuance of common stock:
During January, 2001 for cash                591,000      591      58,509         --         59,100

January 31, 2001 100% stock dividend       1,702,200    1,702      (1,702)        --           --

Distribution of Stars of Music, Inc. and
  Toyopia, Inc. stock                           --       --          --           --           --

Net (loss)                                      --       --          --        (44,557)     (44,557)
                                           -----------------------------------------------------------
Balance at December 31, 2001               3,404,400    3,404     140,638     (129,499)      14,543
                                           -----------------------------------------------------------
Issuance of common stock:
During January, 2002 for cash              1,600,000    1,600      14,400         --         16,000

June 26, 2002 for cash                       400,000      400      70,610         --         71,010

September 31, 2002 for prior
  officer compensation                     3,350,000    3,350      30,150         --         33,500

Net (loss)                                      --       --          --       (160,782)    (160,782)
                                           -----------------------------------------------------------
Balance at December 31, 2002               8,754,400   $8,754   $ 255,798    $(290,281)   $ (25,729)
                                           ===========================================================

See Notes to Financial Statements

NEVADA HOLDING GROUP, INC.

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

Estimates
The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of footnote information at the date of the financial statements. Actual results could differ from those estimates.

Summary of accounting policies

Revenue recognition
Revenue is recognized as services are performed and billed.

Fair value of financial instruments
The carrying amounts of financial instruments including cash, investments, prepaid expenses, accounts payable and accrued expenses and convertible notes payable approximate their fair value because of their short maturities.

Comprehensive income
There is no difference or reconciling items between net (loss) and comprehensive
(loss) for the years ended December 31, 2002 and 2001.

Marketable securities
The Company invests on a short-term basis in marketable securities. Accordingly, the Company accounts for its investment on the trading basis. Under this method, the value of the investments are adjusted to market value and the resulting unrealized gain or loss together with realized gains or losses are recognized in earnings (losses) for the period.

Note 2. Going concern

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

NEVADA HOLDING GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 3. Stock issuances

During the period from January 1, 2001 through January 31, 2001, the Company issued 591,000 common shares, par value $.001, under an additional private placement pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company offered and sold 591,000 common shares for a total consideration of $59,100.

On January 31, 2001, the Board of Directors of the Company declared a 100% stock dividend which, due to the lack of any retained earnings, was accounted for as a return of capital. The Company issued 1,702,200 common shares to the shareholders on record as of January 31, 2001.

During January, 2002, the Company issued 1,600,000 common shares to consultants pursuant to an S-8 registration statement filed with the Securities and Exchange Commission for a total consideration of $16,000.

On June 26, 2002, the Company issued 400,000 common shares to a consultant for the Company pursuant to an S-8 registration statement filed with the Securities and Exchange Commission for a total consideration of $71,010.

On September 1, 2002, the Company issued 3,350,000 common shares to officers and directors of the Company pursuant to employment agreements and services rendered valued at $33,500.

As of December 31, 2002 and 2001, the Company has 8,754,400 and 3,404,400, respectively, common shares issued and outstanding.

Note 4. Related party transactions

Notes receivable:

On January 16, 2002, the Company received a $10,000 note receivable bearing 10% interest from American Equities Corp., a Nevada corporation that is controlled by the officers and directors of the Company. The note was repaid on March 11, 2002 including interest of $240.

During the year ended December 31, 2002, the Company loaned $8,000 to Providence Cabinets, a wholly owned subsidiary. The loan was repaid in October, 2002 with no interest.

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

NEVADA HOLDING GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 4. Related party transactions - continued

Notes receivable - continued:

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

Services from affiliated companies:

During the years ended December 31, 2002 and 2001, the Company utilized the services of Venture Funding Group, Inc., a Nevada corporation that is controlled by Thomas R. Meinders, husband of Melanie S. Meinders, an officer of the Company. For the years ended December 31, 2002 and 2001, Venture Funding Group, Inc. was paid approximately $10,200 and $58,300, respectively, for document preparation services and consulting services.

NEVADA HOLDING GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 4. Related party transactions - continued

During the years ended December 31, 2002 and 2001, the Company utilized the services of High Desert Consultants, Inc., a Nevada corporation that is controlled by Thomas R. Meinders, husband of Melanie S. Meinders, an officer of the Company. For the years ended December 31, 2002 and 2001, High Desert Consultants, Inc. was paid approximately $4,800 and $23,800, respectively, for consulting services. In addition, High Desert Consultants, Inc. was reimbursed approximately $1,500 for certain expenses.

During the year ended December 31, 2001, the Company utilized the services of Nevada Bookkeeping Corp., a Nevada corporation that is controlled by Thomas R. Meinders, husband of Melanie S. Meinders, an officer of the Company. For the year ended December 31, 2001, Nevada Bookkeeping Corp. was paid approximately $3,900 for bookkeeping services and the preparation of stock certificates.

Note 5. Convertible notes payable

During the year ended December 31, 2002, the Company issued 12% convertible notes payable totaling $15,000. The notes represented three units, each unit consisting of one 12% convertible note in the amount of $5,000, 10,000 shares of its common stock, $.001 par value, 10,000 Class "A" redeemable common stock purchase warrants and 10,000 Class "B" Redeemable common stock purchase warrants of the Company. On January 5, 2003, the Company rescinded the offering and paid the notes payable including interest of approximately $560.

Note 6. Discontinued operations

On April 3, 2002, the Company completed the acquisition of 100% of the issued and outstanding shares of Providence Cabinet Shoppe, Inc. for approximately $87,000. On November 15, 2002, Providence Cabinet Shoppe, Inc. was sold for approximately $25,000, with a net loss of $62,000.

Note 7. Income taxes

The Company has a net operating loss carryforward of approximately $263,800 which is available in subsequent years. No tax benefit is reflected in the financial statement because there is no certainty that the net operating loss will be utilized.

Note 8. Financial statement presentation

The financial statement presentation for previous years was as a development stage company. Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation. The reclassification has no impact on net cash flows, stockholders' equity or net (loss).

Note 9. Loss per share

Loss per share of common stock applicable to common stockholders is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period (5,204,400 shares and 3,305,900 shares, respectively, for the years ended December 31, 2002 and 2001).

NEVADA HOLDING GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 10. Subsequent events

During January, 2003, the Company issued a total of 1,000,000 common shares under a private offering pursuant to Regulation D, Rule 506, of the Securities and Exchange Act of 1933, as amended, for total consideration of approximately $30,000. The shares associated with this private offering are restricted pursuant to Rule 144.

On January 31, 2003, the Company entered into a share exchange agreement with Green Valley Gaming Enterprises, Inc. Upon closing, the companies will exchange 108,000,000 common shares as part of a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986.

On February 3, 2003, the Company amended the Articles of Incorporation to increase the total number of authorized shares from 50,000,000 to 200,000,000 shares, par value $.001 per share.

Between January 1, 2003 and February 19, 2003, the Company sold all shares of their investment in securities for approximately $15,000.

Note 11. Investments in marketable securities

The following is a summary of the Company's investments at both original cost and market value at December 31, 2002:

                                   Cost                Market value
                                   ----                ------------

                                 $ 15,657                 $ 13,600
                                 ========                 ========

PART  III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names of the members of the Company's Board of Directors, executive officers and the position with the Company held by each:

        Name                    Age            Position
        ----                    ---            --------

                                            Director, Chief Executive Officer
Melanie S. Meinders              29         and President

Charles E. Jordan, Sr.           55         Director and Secretary


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

The officers and directors have been retained under Employment Agreements containing adequate compensation and benefits to insure the proper growth and development of the Company. The Board of Directors has approved all employment and compensation pursuant to Article 5.05 of the By-Laws of the Corporation.

During the year ended December 31, 2002, the Company accrued salaries for the officers and directors of the Company. The Chairman of the Board and Chief Executive Officer was accrued a total of $4,200, the President and Chief Financial Officer was accrued a total of $2,800, the Secretary and Director was accrued a total of $3,500 and the Vice President was accrued a total of $700. The total accrued officers salaries for the year ended December 31, 2002 was $11,200. These salaries were accrued at 17.5% of the terms of their respective Employment Agreements. The President and Vice President of the Company resigned on December 30, 2002.

No officer of the Company receives any additional compensation for his services as a director. However, directors are entitled to be reimbursed for reasonable and necessary out-of-pocket expenses incurred by them in connection with meetings of the Board of Directors or other matters of Company business.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At December 31, 2002, the Company had 8,754,400 Common Shares issued and outstanding. The following tabulates the holdings of Common Shares of the Company by each person who holds of record or is known by management of the Company to own beneficially more than 5% of the Common Shares and, in addition, by all directors and officers of the Company, individually and as a group:

                                              Number of                Percent
Name and Address                               Shares                  of Class
----------------                               ------                  --------
Melanie S. Meinders (1)(2)(3)
4729 Lomas Sante Fe Street
Las Vegas, Nevada 89147-6028                  1,550,000                  17.70%

Charles E. Jordan, Sr. (1)
1917 Fleming Avenue
Willow Creek, Pennsylvania 19090              1,150,000                  13.14%

Thomas R. Meinders (3)
4729 Lomas Sante Fe Street
Las Vegas, Nevada 89147                         800,000                   9.14%

Venture Funding Group, Inc. (2)(3)
4729 Lomas Sante Fe Street
Las Vegas, Nevada 89147                         100,000                   1.14%
                                              ---------                  ------

All officers/directors as a group (two)       2,700,000                  30.84%

------------
      (1) Melanie S. Meinders and Charles E. Jordan, Sr. are officers and directors of the Company.

      (2) Venture Funding Group, Inc., a Nevada corporation is controlled by Thomas R. Meinders Husband of Melanie S. Meinders. Melanie S. Meinders is a minority shareholder.

      (3) Thomas R. Meinders and Melanie S. Meinders are deemed beneficial owners of a total of 2,450,000 common shares of the Company.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 28, 1999, the Company issued 600,000 Common Shares, par value $0.001 to Melanie S. Meinders in exchange for $600.00 cash and services, valued at $5,400.00, in connection with the establishment of the Company and for services as the sole officer and director of the Company. Mrs. Meinders was the Company's sole shareholder who served as the Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer and Secretary of the Company. Mrs. Meinders resigned as Secretary of the Company on November 15, 1999.
On September 1, 2002, the Company issued 3,350,000 Common Shares, par value $0.001 per share, to the officers and directors of the Company pursuant to their respective Employment Agreements.

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

Services from Affiliated Companies:

During the year ended December 31, 2002, the Company utilized the services of Venture Funding Group, Inc., a Nevada corporation that is controlled by Thomas
R. Meinders, husband of Melanie S. Meinders, an officer of the Company. For the year ended December 31, 2002, Venture Funding Group, Inc. was paid approximately $10,200 for document preparation services. For the year ended December 31, 2001, Venture Funding Group, Inc. was paid approximately $58,300 for document preparation services.

During the year ended December 31, 2002, the Company utilized the services of High Desert Consultants, Inc., a Nevada corporation that is controlled by Thomas
R. Meinders, husband of Melanie S. Meinders, an officer of the Company. For the year ended December 31, 2002, High Desert Consultants, Inc. was paid approximately $4,800 for consulting services. For the year ended December 31, 2001, High Desert Consultants, Inc. was paid approximately $23,800 for consulting services. In addition, High Desert Consultants, Inc. was reimbursed approximately $1,500 for certain expenses.

The services of Nevada Bookkeeping Corp. were not utilized during the year ended December 31, 2002. During the year ended December 31, 2001, the Company utilized the services of Nevada Bookkeeping Corp., a Nevada corporation that is controlled by Thomas R. Meinders, husband of Melanie S. Meinders, an officer of the Company. For the year ended December 31, 2001, Nevada Bookkeeping Corp. was paid approximately $3,900 for bookkeeping services and the preparation of stock certificates.

PART  IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

Financial Statements and Schedules required to be filed hereunder are indexed on page 13 hereof. Reports on Form 8-K are incorporated by reference.

      (a)   Exhibit 10.1 - Share Exchange Agreement dated January 31, 2003

      (b)   Exhibit 99.1 - Certificate of Chief Executive Officer

      (c)   Exhibit 99.2 - Certificate of Chief Financial Officer

      (d)   Current Reports on Form 8-K:

            a. Current Report on Form 8-K, reporting on the cancellation of the acquisition of Apollo Capital Corp. (Incorporated by reference)

            b. Current Report on Form 8-K/A3, reporting on the disposition of 100% of the issued and outstanding shares of Providence Cabinet Shoppe, Inc. on November 18, 2002. (Incorporated by reference)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 NEVADA HOLDING GROUP, INC.


                                                By: /s/ Melanie S. Meinders
                                                    -----------------------
                                                        Melanie S. Meinders
                                                     Chairman of the Board,
                                                   Chief Executive Officer,
                                                              President and
                                                    Chief Financial Officer


                                                     Dated:  March 11, 2003