Form 10QSB
period 2003-03-31
NEVADA HOLDING GROUP INC /NV/
filed 2003-05-09
CIK 1134011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10QSB


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-32321


                           NEVADA HOLDING GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                NEVADA                                    88-0440989
----------------------------------------    ------------------------------------
(State of jurisdiction of Incorporation)    (I.R.S. Employer Identification No.)


  4729 Lomas Sante Fe Street, Las Vegas, Nevada                    89147-6028
  ---------------------------------------------                   ------------
     (Address of principal executive offices)                      (Zip Code)


Registrants telephone number, including area code  (702) 220-3120
                                                   --------------


                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                Yes |X|  No |_|

As of March 31, 2003, the Registrant had 9,754,400 shares of its $0.001 par value common stock issued and outstanding.

As of March 31, 2003, the Registrant had 5,754,400 shares of its $0.001 par value common stock held by non-affiliates of the registrant. Market value of $574,400 has been computed based upon the closing bid price of $0.10 on March 31, 2003.

Total Number of Pages: 18

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION ............................................   3

The following financial statements were prepared by the Company and were reviewed by Beadle, McBride, Evans & Reeves, LLP, Accountants and Consultants, 2285 Renaissance Drive, Las Vegas, Nevada 89119. The statements include an Independent Accountant's Report, balance sheet as of March 31, 2003 and the related condensed statements of operations and cash flows for the three months then ended. These financial statements are the responsibility of the Corporation's management.

      ITEM 1 BALANCE SHEET -- MARCH 31, 2003 ..........................  4

      ITEM 2 STATEMENT OF OPERATIONS FOR THE THREE
             MONTHS ENDED MARCH 31, 2003 ..............................  5

      ITEM 3 STATEMENT OF CASH FLOWS FOR THE THREE
             MONTHS ENDED MARCH 31, 2003 ..............................  6

      ITEM 4 STATEMENT OF SHAREHOLDERS EQUITY THROUGH
             MARCH 31, 2003 ...........................................  7

      ITEM 5 NOTES TO FINANCIAL STATEMENTS ............................  8

      ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS ............ 12


PART II - OTHER INFORMATION ...............................................  16


SIGNATURES ................................................................  16

Beadle, McBride, Evans & Reeves, LLP
accountants and consultants

--------------------------------------------------------------------------------

                         INDEPENDENT ACCOUNTANT'S REPORT


The Board of Directors and Stockholders
Nevada Holding Group, Inc.
Las Vegas, Nevada

We have reviewed the accompanying condensed balance sheet of Nevada Holding Group, Inc. (a Nevada Corporation) as of March 31, 2003, and the related condensed statements of operations, cash flows and stockholders' deficit for the three-months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Corporation's management.

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

Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with generally accepted accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 4 to the financial statements {and Notes 2 and 4 to the annual financial statements for the year ended December 31, 2002 (not presented herein)}, certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 4 to the financial statements.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Nevada Holding Group, Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2003, we expressed an unqualified opinion on those financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Corporation's ability to continue as a going concern.


/s/ Beadle, McBride & Reeves, LLP

May 8, 2003


--------------------------------------------------------------------------------
Tel: (702) 597-0010                                             bmrlvcpa@aol.com
Fax: (702) 597-2767

NEVADA HOLDING GROUP, INC.

BALANCE SHEET

MARCH 31, 2003 AND MARCH 31, 2002 (UNAUDITED)
================================================================================

                                     ASSETS

                                                    (Unaudited)     (Unaudited)
                                                  March 31, 2003  March 31, 2002
                                                  --------------  --------------
Current Assets:
Cash                                                  $       0     $   2,229
Accounts Receivable                                           0             0
Notes Receivable                                              0             0
                                                      ---------     ---------
Total Current Assets                                  $       0     $   2,229
                                                      ---------     ---------

Other Assets:
Securities at Cost                                            0     $   1,350
                                                      ---------     ---------

Total Assets                                          $       0     $   2,229
                                                      =========     =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable                                      $       0     $   3,619
                                                      ---------     ---------
Total Current Liabilities                             $       0     $   3,619

Stockholders' Equity (Deficit):
Common Stock, $0.001 par value,
  Authorized 50,000,000 shares;
  9,754,400 and 5,004,400 shares
  Issued and outstanding at March 31, 2003
  and March 31, 2002 respectively                     $   9,754     $   5,004
Additional paid-in capital                              284,798       155,038
Accumulated Deficit                                    (290,281)     (129,499)
Current Year Operating (Loss)                            (4,271)      (31,933)
                                                      ---------     ---------
Total Stockholders' Equity (Deficit)                  $       0     $  (1,390)
                                                      ---------     ---------
Total Liabilities and Stockholders' Equity (Deficit)  $       0     $   2,229
                                                      =========     =========


                 See accompanying notes and accountant's report

NEVADA HOLDING GROUP, INC.

STATEMENT OF OPERATIONS

FOR THE QUARTER ENDED MARCH 31, 2003 AND MARCH 31, 2002 (UNAUDITED)
================================================================================

                                                (Unaudited)        (Unaudited)
                                                Three Months       Three Months
                                               March 31, 2003     March 31, 2002
                                               --------------     --------------

Revenue:                                         $     None        $     None

Cost of Revenues:                                $     None        $     None
                                                 ----------        ----------

Gross Profit (Loss)                              $     None        $     None

Operating Expenses:
   Accounting                                         2,500             4,735
   Advertising                                          350                 0
   Bank Charges                                          30                55
   Consulting Fees                                        0            19,000
   Document Preparation                                   0                 0
   Filing Fees                                          145                 0
   Legal                                                  0             7,019
   Postage & Mailing                                    315               335
   Printing                                             149               424
   Supplies                                             688                48
   Telephone                                            686               322
   Transfer Agent Costs                                 585               235
   Travel                                                 0                 0
                                                 ----------        ----------
Total Operating Expenses                              5,448            32,173
                                                 ----------        ----------

Net Loss From Operations                             (5,448)          (32,173)
                                                 ----------        ----------

Other Income & (Expense):
   Interest Income                                        0               240
   Interest Expense                                    (562)                0
   Gain on Sale of Securities                         1,739                 0
                                                 ----------        ----------
Total Other Income                                    1,177               240
                                                 ----------        ----------

Net Income (Loss)                                $   (4,271)       $  (31,933)
                                                 ==========        ==========

Shares outstanding                                9,754,400         5,400,400

Net Loss Per Share                               $  (0.0004)       $  (0.0059)


                 See accompanying notes and accountant's report

NEVADA HOLDING GROUP, INC.

STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED MARCH 31, 2003 AND MARCH 31, 2002 (UNAUDITED)
================================================================================

                                                   (Unaudited)      (Unaudited)
                                                  Three Months     Three Months
                                                 March 31, 2003   March 31, 2002
                                                 --------------   --------------

Cash Flows from Operating Activities:

Net Loss During Period                              $ (4,271)       $(31,933)

Items Not Affecting Cash Flow:
Increase (Decrease) in Notes Payable                 (15,000)              0
Increase in Accounts Receivable                            0               0
Decrease (Increase) in Securities at Cost             13,600               0
Increase in Capital Stock (Shares for Services)            0          16,000
Increase (Decrease) in Accounts Payable              (24,419)          3,029
Decrease in Prepaid Expenses                               0           2,535
                                                    --------        --------

Net Cash Flow From Operations                       $(30,090)       $(10,369)

Cash Flow From Financing Activities:

Issuance of Company Stock - Cash                    $ 30,000        $      0
Deferred Offering Costs                                  -0-               0
Distribution to Shareholders                             -0-               0
                                                    --------        --------

Net Cash Flow From Financing Activities             $ 30,000        $      0

Net Increase (Decrease) In Cash                     $    (90)       $(10,369)
Cash At Beginning of Period                               90               0
                                                    --------        --------

Cash At End Of Period                               $      0        $  2,229
                                                    ========        ========


                 See accompanying notes and accountant's report

NEVADA HOLDING GROUP, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

MARCH 31, 2003 (UNAUDITED)
================================================================================

                                                                                     Total
Transaction             Number of      Common      Additional       Accumulated      Equity
And Date              Common Shares     Stock    Paid-In Capital      Deficit      (Deficit)
--------------------------------------------------------------------------------------------
Balance 12/31/02        8,754,400      $8,754        $255,798        $(290,281)    $(25,729)

Shares for Cash
at $0.03 Per Share
506 PPM                 1,000,000      $1,000        $ 29,000              -0-     $ 30,000

Net Loss
Current Year                  -0-         -0-             -0-        $  (4,271)    $ (4,271)
                       ---------------------------------------------------------------------

Balance 3/31/03         9,754,400      $9,754        $284,798        $(294,552)    $      0
                        =========      ======        ========        =========     ========


                 See accompanying notes and accountant's report

NEVADA HOLDING GROUP, INC.
(A Development Stage Company)

MARCH 31, 2003

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

Comprehensive income:

There is no difference or reconciling items between net income and comprehensive income for the quarter ended March 31, 2003.

NEVADA HOLDING GROUP, INC.
(A Development Stage Company)

MARCH 31, 2003

NOTES TO FINANCIAL STATEMENTS
================================================================================

Note 2. Stock issuances

The Company is authorized to issue 50,000,000 shares of Common Stock, par value $0.001 per share. The Company does not have Preferred Stock.

As of December 31, 2002, the Company has 8,754,400 Common Shares issued and outstanding. There are no preferred shares authorized.

During January and February 2003, Company issued 1,000,000 Common Shares to a total of 11 accredited investors pursuant to Regulation D, Rule 506 of the Securities Act of 1933, as amended. These shares are restricted under Rule 144 of the Act. The Company realized a total of $30,000 from the placement of these securities.

As of March 31, 2003, the Company has 9,754,400 Common Shares issued and outstanding. There are no preferred shares authorized.

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

NEVADA HOLDING GROUP, INC.
(A Development Stage Company)

MARCH 31, 2003

NOTES TO FINANCIAL STATEMENTS
================================================================================

Note 5. Planned acquisitions

The Company entered into a "Share Exchange Agreement" to exchange 108,000,000 common shares of the Company for 108,000,000 common shares of Green Valley Gaming Enterprises, Inc. The majority of the shareholders of the Company have approved the Share Exchange. The Share Exchange will become effective upon acceptance from the Securities and Exchange Commission and will be accounted for as a reverse acquisition. The Company has filed the Information Statement Pursuant to Section 14 (c) of the Securities Exchange Act of 1934.

Note 6. Pro Forma Balance Sheet and Income Statement

The following is a pro forma balance sheet as had the share exchange agreement been consummated during the quarter ended March 31, 2003, as approved by the majority of the shareholders of the Company.

                                                          Effect of
                                              As       Share Exchange
                                           Presented      Agreement    Pro Forma
                                           ---------      ---------    ---------

        Current Assets                      $      0      $211,193      $211,193
        Fixed Assets                               0        29,976        29,976
        Other Assets                               0             0             0
                                           -------------------------------------
        Total Assets                        $      0      $241,169      $241,169
                                            ========      ========      ========

        Current Liabilities                 $      0      $ 93,010      $ 93,010
        Long Term Liabilities                      0             0             0
        Stockholders' Equity                       0       148,159       148,159
                                           -------------------------------------
        Total Liabilities
           and Stockholders' Equity         $      0      $241,169      $241,169
                                            ========      ========      ========

NEVADA HOLDING GROUP, INC.
(A Development Stage Company)

MARCH 31, 2003

NOTES TO FINANCIAL STATEMENTS
================================================================================

Note 6. Pro Forma Balance Sheet and Income Statement - continued

The following is a pro forma summary operating statement as had the share exchange agreement been effective January 1, 2003.

                                                       Effect of
                                          As        Share Exchange
                                       Presented       Agreement     Pro Forma
                                       ---------       ---------     ---------

        Revenues                        $      0        $  5,030       $  5,030
        Cost of Sales                          0             793            793
                                       ----------------------------------------
        Gross Profit                           0           4,237          4,237
        Tuition Income                         0         178,631        178,631
                                       ----------------------------------------
        Total Income                           0         182,868        182,868
        Expenses                           5,448         119,428        124,876
        Other Income and (Expenses)        1,177           5,769          6,946
                                       ----------------------------------------

        Net Income (Loss)               $ (4,271)       $ 69,209       $ 64,938

        Shares outstanding             9,754,400     108,000,000    117,754,400

        Pro forma earnings (Loss)
           per share                    $(0.0004)       $0.00064       $0.00055

Note 7. Income taxes

The Company has a net operating loss carry forward of $263,804 which could be available in subsequent years. No tax benefit is reflected in the financial statement because there is no certainty that the net operating loss will be utilized.

Note 8. Loss per share

Loss per share of common stock applicable to common stockholders is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period of 9,254,400 for the quarter ended March 31, 2003 and 5,400,400 for the quarter ended March 31, 2002.

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

The Company has entered into a Share Exchange Agreement to exchange 108,000,000 common shares of the Company for 108,000,000 shares of Green Valley Gaming Enterprises, Inc. As part of the Share Exchange Agreement, the Company was required to have no assets or liabilities. The Company has completed the liquidation of their assets and payment of all their liabilities. Currently, the Company does not have any operations. However, the completion of the Share Exchange would have provided the Company with revenues of $182,868 during the quarter ended March 31, 2003. The pro forma of the Company after the exchange would have provided $64,938 in net income and working capital of $118,183. The Share Exchange has been approved by the majority of the shareholders of both companies and will be completed subject to the review of the filing with the Securities and Exchange Commission.

Management believes that the Company must be successful in completing the Share Exchange to continue business operations. Management believes that the Company will be successful in raising equity or debt financing sufficient to meet its expenses associated with completing the Share Exchange.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY.

There is a trading market for the Company's Common Stock at the present time. The closing bid $0.10 and ask $0.15 prices were quoted for the shares at the close on March 31, 2003. There is no assurance that an active trading market will continue to develop.

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

RESULTS OF OPERATIONS.

During the three months ended March 31, 2003, the Company entered into a Share Exchange Agreement that was approved by the majority of the shareholders of the Company. The Company has completed the filings with the Securities and Exchange Commission is awaiting the comment letters. Upon the completion of the comment letters, the Company will change its name to Green Valley Gaming Enterprises, Inc. During the three months ended March 31, 2003, the Company liquidated 100% of its assets and liabilities to comply with the terms of the Share Exchange Agreement.

If the Company is required to seek other sources of financing, no assurance can be given that other financing will be available, if required; or if available, will be available on terms and conditions satisfactory to management.

The Company did not generate any revenues from operations during the quarters ended March 31, 2003 and 2002. However, had the Share Exchange been completed during the quarter ended March 31, 2003, the Company would have reported revenues of $182,868. The Company recorded a net loss from operations of $4,271 during the quarter ended March 31, 2003. During the quarter ended March 31, 2002, the Company reported a net loss from operations of $31,933. The pro forma net income for the quarter ended March 31, 2003 would have been $64,938.

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

PLAN OF OPERATIONS.

The Company's plan of operation will be to complete the Share Exchange with Green Valley Gaming Enterprises, Inc. Upon the completion of the Share Exchange, the Company will proceed with the plan of operation of Green Valley Gaming Enterprises, Inc.

Green Valley Gaming Enterprises, Inc. ("Green Valley") is a privately held holding company that was incorporated in the state of Nevada on November 19, 1997. Through its wholly owned subsidiary, Green Valley School of Gaming, Green Valley operates a school of gaming that is licensed to train and certify slot technicians. Through its wholly owned subsidiary, Green Valley Supply, Inc., Green Valley sells and distributes gaming supply equipment and vending supplies throughout North America.

Because Green Valley is privately held, there is no market for its securities. There are 37 holders of Green Valley common stock. Green Valley has not declared or paid any dividends during the last two fiscal years or ever. There are no restrictions that limit or prevent Green Valley from paying dividends now or in the future, except section 78.288 of the Nevada Revised Statutes. Green Valley currently intends to retain any future earnings to fund the development and growth of its business. Any future determination to pay dividends on Green Valley's common stock will depend upon its results of operations, financial condition and capital requirements, applicable restrictions under any credit facilities or other contractual arrangements and such other factors deemed relevant by its Board of Directors. Green Valley does not currently have an equity incentive plan, nor does it have outstanding any options or warrants to purchase, or any securities convertible into, its common stock.

During the last two fiscal years and for the period since then, Green Valley's principal independent accountant did not resign or decline to stand for re-election and was not dismissed.

During the fiscal year ended December 31, 2002, Green Valley earned consolidated revenues of $375,523 and had operating and other expenses of $488,135, resulting in a net loss for the year of $112,612. During the fiscal year ended December 31, 2001, Green Valley earned consolidated revenues of $409,133, had operating and other expenses of $392,534, and other income of $5,970, resulting in net income for the year of $24,569. Management attributes the loss in revenues during the 2002 fiscal year to two events. First of all, a decline in student enrollment occurred after the terrorist attacks of September 11, 2001 and continued until the third quarter of 2002, when enrollment began to approach normal levels again. Secondly, the largest customer of Green Valley Supply, Inc. failed and declared bankruptcy. Operating expenses increased to $485,357 during the 2002 fiscal year, in comparison to $390,534 for the 2001 fiscal year, due to increased payroll expense of $46,438, bad debt expense of $20,254, insurance expense of $14,978 and advertising expense of $8,919.

Green Valley has a revolving line of credit in the amount of $60,000 from Silver State Bank in Henderson, Nevada. As of December 31, 2002, the credit line had been drawn down by $56,000, leaving $4,000 unused. The line of credit accrues interest at the rate of 6.75%, is secured by the inventory and equipment of Green Valley Gaming Supply, Inc. and is due to be repaid on August 2, 2003. Green Valley intends to pay approximately $49,600 of the credit line with deferred revenues that were realized during the first quarter of 2003, and the balance of the credit line with cash it earns from tuition and sales. Green Valley believes that the credit line, collection of accounts receivable and tuition will provide it with adequate liquidity during the next 12 months.

Green Valley believes that the gaming industry is continuing to grow not only in Nevada, but in other areas in the United States as well. Furthermore, due to advances in electronics, slot machines continue to evolve. Green Valley believes that demand for its technicians will continue and increase. At present, in the Las Vegas valley there are only two schools besides Green Valley that offer training for slot technicians. Green Valley believes that its curriculum is superior to its competitors and that it is able to compete favorably with its competitors.

The curriculum at Green Valley includes Gaming Machine Repair-Slot Technician 1, Gaming Machine Repair-Slot Technician 2/Bench Technician, and Gaming Machine Repair-Slot Technician/Board Technician and Surveillance. As soon as it is able to do so, Green Valley intends to expand its operations to offer training in Table Games. The average cost of tuition is $4,000 per student. The school is licensed by the Commission on Postsecondary Education of the State of Nevada.

Green Valley currently has 11 full time employees and two part time employees. Green Valley leases the following facilities for its operations:

      o Approximately 3,000 square feet of classroom space is located at 6380 McLeod Drive, Suite 9, Las Vegas, Nevada. The rental cost is $4,500 per month and the lease expires on September 30, 2004.

      o Approximately 840 square feet of classroom space is located at 6396 McLeod Drive, Suite 5, Las Vegas, Nevada. The rental cost is $1,216 per month and the lease expires on September 30, 2004.

      o Approximately 1,825 square feet of classroom space is located at 160 Hubbard Way, Suite F, Reno, Nevada. The rental cost is $1,389 per month and the lease is currently month to month.

      o Green Valley Gaming Supply, Inc. is located and operates from 6185 Harrison Street, Suite 11, Las Vegas, Nevada. This facility is approximately 1,976 square feet, the rental cost is $1,134 per month and the lease expires on October 31, 2004.

CHANGE IN CONTROL

When the actions described in this Information Statement take effect, Melanie S. Meinders and Charles E. Jordan, Sr., our current officers and directors, will resign, as our officers and directors and Loretta J. Lisowski will become our President and the sole member of our Board of Directors. Furthermore, when the actions described in this Information Statement take effect, Loretta J. Lisowski will own 100,000,000 shares of our common stock which will represent approximately 84.92% of the shares of our common stock that will be issued and outstanding. Currently, a group composed of Melanies S. Meinders, Thomas R. Meinders, Venture Funding Group, Inc., a corporation controlled by Thomas R. Meinders, and Charles E. Jordan, Sr. own 41.12% of our issued and outstanding common stock.

PART II -- OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS

            None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

            None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4. SUBMISSION OF FMATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5. OTHER INFORMATION

            None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibit 99.1
            (b) Exhibit 99.2
            (c) Current Reports on Form 8-KA/3:
                  (1) Current Report on Form 8-KA/3 as filed on April 21, 2003
                      (Incorporated by reference)
            (d) Current Reports on Form 14C:
                  (1) Current Report on Form 14C Information as filed on
                      April 9, 2003 (Incorporated by reference)


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


                                                              Dated: May 8, 2003