Form 10QSB
period 2003-06-03
NEVADA HOLDING GROUP INC /NV/
filed 2004-08-26
CIK 1134011

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2003

                         Commission File Number: 0-32321

                           NEVADA HOLDING GROUP, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   88-0440989
                        (IRS Employer Identification No.)

                        419 Park Avenue South, Suite 1302
                               New York, New York
                               ------------------
                    (Address of principal executive offices)

                                      10016
                                      -----
                                   (Zip Code)

                                 (212) 684-2111
                                 --------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes
       No  x  .
-----    -----

The number of shares of the registrant's only class of common stock issued and outstanding, as of August 24, 2004,was 92,754,400 shares.

Documents incorporated by reference: none

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the six month period ended June 30, 2003, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our unaudited Financial Statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

Overview

     We were incorporated under the laws of the State of Nevada on October 28, 1999, under the name "TMA, Inc." In December 2000, we amended our Articles of Incorporation, changing our name to our current name. In February 2003, we amended our Articles of Incorporation to increase the total number of authorized common shares from 50,000,000 to 200,000,000 shares, par value $.001 per share.

     We were originally organized for the purpose of acquiring equity positions in start-up and existing companies. We also provided companies with consulting services with regard to raising capital, equity formation, development of management teams, implementing marketing programs when appropriate, and guidance in filing registration statements. We no longer conduct these business activities. We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for issuance of our securities. Our current business plan is more fully described under "Plan of Operation," below.

     We generated no revenues during the three month periods ended June 30, 2003 and 2002, and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless we engage in a business combination, as described herein. We had no costs of sales, or general or administrative expenses during the six month period ended June 30, 2003, as our company was, for all practical purposes, dormant during this period, and did not incur the ongoing expenses normally incurred, including legal and accounting costs.

Plan of Operation

     We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for our securities. We have no particular acquisitions in mind but, as of the date of this Report, we have entered into discussions regarding such a business combination.

     We have no full time employees. Our new Chief Executive Officer/President has agreed to allocate a portion of his time to our business activities without compensation. He anticipates that our business plan can be implemented by his devoting minimal time per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

General Business Plan

     Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered, trading corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that we may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. See "Financial Statements." This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

     We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     We have, and will continue to have, a limited amount of capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered, trading company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act") specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, our officers and directors have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to their attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Our officers and directors expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     Management, while not especially experienced in matters relating to our new business, shall rely upon their own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing our business purposes. It is not anticipated that we will utilize any outside consultants or advisors to effectuate our business purposes described herein. However, if we do retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as we have no cash assets with which to pay such obligation. There are no present contracts or agreements with any outside consultants and none are anticipated in the future.

     We will not restrict our search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

     While we reviewed various potential merger or acquisition candidates during the three month period ended June 30, 2003, no definitive agreement has been reached with any such party and we are continuing to explore various potential opportunities as of the date of this report.

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control of our company. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of the our securities in the future, if such a market develops, of which there is no assurance.

     While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

     As part of our investigation, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the opportunity and our relative negotiation strength and such other management.

     With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of stock which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

     We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     As stated hereinabove, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We are subject to all of the reporting requirements included in the 34 Act. Included in these requirements is the affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in its annual report on Form 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

     Relevant to the aforesaid discussion, in January 2003, we entered into a Share Exchange Agreement with Green Valley Gaming Enterprises, Inc. On December 30, 2003, we terminated this Agreement due to the fact that the financial statements of Green Valley Gaming Enterprises, Inc. were not being accepted in the filings with the Securities and Exchange Commission and the Share Exchange could not be completed in a timely manner.

Liquidity and Capital Resources

     At June  30,  2003,  we had no cash  and no  debt.  As of the  date of this
Report,  our  current  cash  position  is not  sufficient  to meet  our  current obligations. Furthermore, as we continue operations we expect to incur additional costs and expenses related to the implementation of our business plan described above. To meet these obligations, it is anticipated that current management may need to make loans to us, or otherwise make other arrangements with these creditors. Because we are not currently required to pay salaries to any of our officers or directors, management believes that we will be able to continue operations through the foreseeable future. However, because of our working capital deficit, stockholders' deficit and history of operating losses, there is substantial doubt about our ability to continue as a going concern. It is further anticipated that we will continue to incur expenses without corresponding revenues during the foreseeable future.

     We received $1,739 from the sale of securities in other companies during the six month period ended June 30, 2003. These securities had a cost basis of $15,657.

     On March 30, 2004, our Board of Directors authorized the issuance of 80,000,000 common shares of our common stock to Netter, LLC, a New Jersey corporation. These shares were in exchange for assuming all of our outstanding liabilities, totaling $80,000. In connection with this issuance, we effected a change in control. Also on March 30, 2004, our former officers and directors resigned in all of their respective capacities and the Board of Directors appointed Henry Val as our sole director and officer.

Inflation

     Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended June 30, 2003.

ITEM 3. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing of this quarterly report on Form 10-QSB, we carried out an evaluation, under supervision and with the participation of our management, including our CEO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no changes in internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. - NONE

ITEM 2. CHANGES IN SECURITIES

     We received $1,739 in subscriptions in exchange for the issuance of 3,000,000 shares of our common stock during the six month period ended June 30, 2003.

Subsequent Events

     On March 30, 2004, our Board of Directors authorized the issuance of 80,000,000 common shares of common stock to Netter, LLC, a New Jersey limited liability company. These shares were in exchange for assuming all of the outstanding liabilities of the Company of $80,000. In connection with this issuance, we effected a change in control. On March 30, 2004, our former officers and directors resigned in all capacities as our officers and directors. Immediately prior to their resignation, our Board of Directors appointed Henry Val as its sole director and officer. Mr. Val is the sole member of Netter,LLC.

     On April 12, 2004, we entered into a business consulting agreement with AGI Partners, Inc. for business development and administration services for a twenty-four month period. In consideration for these services, we issued this consultant 3,000,000 shares of common stock and granted an option to purchase 3,000,000 shares of common stock at an exercise price of $.025 per share. These options are not subject to any reverse splits by us. We valued the common shares at the quoted trading price on the date of the agreement at $.04 per common share, or $120,000, which will be amortized over the service period. The fair value of the options grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 192 percent; risk-free interest rate of 4.50 percent and an expected holding period of 5 years. In connection with these option, we recorded non-cash compensation expense of $117,326, to be amortized over the service period.

     On April 29, 2004, we established a Board of Advisors of two individuals. These individuals received 250,000 shares of common stock each as compensation for their services as an advisor. We valued these common shares at the quoted trading price on the date of the resolution at $.10 per common share, or $50,000, which will be amortized over the service period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         31. Certification of Financial Statements in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

         32. Certification of Financial Statements in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K.

     We did not file any reports on Form 8-K during the three month period ended June 30, 2003.

                                                   NEVADA  HOLDING  GROUP,  INC.
                                                         2750 WEST WIGWAM AVENUE
                                                                      SUITE 2222
                                                         LAS VEGAS, NEVADA 89123

--------------------------------------------------------------------------------





                              FINANCIAL STATEMENTS

                             FOR THE PERIODS ENDING

                         JUNE 30, 2003 AND JUNE 30, 2002

NEVADA HOLDING GROUP, INC.

BALANCE SHEET

JUNE 30, 2003 AND JUNE 30, 2002 (UNAUDITED)

================================================================================

                                     ASSETS

                                                    (Unaudited)     (Unaudited)
                                                   June 30, 2003   June 30, 2002
                                                     --------         --------
Current Assets:
Cash                                                 $      0         $    623
Accounts Receivable                                         0                0
Loan Receivable - Providence Cabinet Shoppe, Inc.           0                0
Notes Receivable                                            0                0
                                                     --------         --------
Total Current Assets                                 $      0         $    623
                                                     --------         --------

Other Assets:
Securities at Cost                                   $      0         $      0
Net Real Value of Discontinued Operations                   0           25,010
                                                     --------         --------
Total Other Assets                                   $      0         $ 25,010

Total Assets                                         $      0         $ 25,633
                                                     ========         ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable                                     $      0         $ 18,086
                                                     --------         --------
Total Current Liabilities                            $      0         $ 18,086

Stockholders' Equity (Deficit):
Common Stock, $0.001 par value, Authorized
50,000,000 shares; 9,754,400 and 5,404,400
shares Issued and outstanding at June 30, 2003
and June 30, 2002 respectively                       $  9,754         $ $5,404
Additional paid-in capital                            284,798          225,648
Accumulated Deficit                                  (290,281)        (129,499)
Current Year Operating (Loss)                          (4,271)         (94,006)
                                                     --------         --------
Total Stockholders' Equity (Deficit)                 $      0         $  7,547
                                                     --------         --------
Total Liabilities and Stockholders' Equity (Deficit) $      0         $ 25,633
                                                     ========         ========


    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF OPERATIONS

FOR THE QUARTER ENDED JUNE 30, 2003 AND
FOR THE SIX MONTHS  JUNE 30, 2002 (UNAUDITED)

====================================================================================
                                          (Unaudited)   (Unaudited)     (Unaudited)
                                         Three Months    Six Months     Six Months
                                         June 30, 2003  June 30, 2003  June 30, 2002
                                         -------------  -------------  -------------
Revenue:                                 $        None  $        None  $        None

Cost of Revenues:                        $        None  $        None  $        None
                                         -------------  -------------  -------------
Gross Profit (Loss)                      $        None  $        None  $        None

Operating Expenses:
-------------------
         Accounting                                  0          2,500          5,970
         Advertising                                 0            350              0
         Bank Charges                                0             30             82
         Consulting Fees                             0              0          3,000
         Document Preparation                        0              0              0
         Filing Fees                                 0            145             50
         Legal                                       0              0         20,741
         Officers Salaries                           0              0              0
         Postage & Mailing                           0            315            335
         Printing                                    0            149          1,204
         Repairs                                     0              0              0
         Supplies                                    0            688            307
         Telephone                                   0            686            322
         Transfer Agent Costs                        0            585            235
         Travel                                      0              0              0
         Utilities                                   0              0              0
                                         -------------  -------------  -------------
Total Operating Expenses                             0          5,448         32,246
                                         -------------  -------------  -------------
Net Loss From Operations                             0         (5,448)       (32,246)
                                         -------------  -------------  -------------
Other Income:
-------------
         Interest Income                             0              0            240
         Interest Expense                            0           (562)             0
         Gain on Sale of Securities                  0          1,739              0
         Loss on Discontinued Operations             0              0        (62,000)
                                         -------------  -------------  -------------
Net Income (Loss)                        $           0  $      (4,271) $     (94,006)
                                         =============  =============  =============

# Shares Issued and Outstanding              9,754,400      9,754,400      5,404,400

Net (Loss) Per Share                               N/M  $     (0.0004) $     (0.0174)


    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED JUNE 30, 2003 AND JUNE 30, 2002 (UNAUDITED)

===========================================================================================
                                                 (Unaudited)    (Unaudited)    (Unaudited)
                                                Three Months    Six Months     Six Months
                                                June 30, 2003  June 30, 2003  June 30, 2002
                                                -------------  -------------  -------------
Cash Flows from Operating Activities:

Net Loss During Period                          $           0  $      (4,271) $     (32,006)

Items Not Affecting Cash Flow:
Increase in Notes Payable                                   0        (15,000)             0
Increase in Accounts Receivable                             0              0              0
Increase in Securities at Cost                              0         13,600              0
Increase in Capital Stock (Shares for Services)             0              0              0
Increase in Accounts Payable                                0        (24,419)        17,496
Decrease in Prepaid Expenses                                0              0          2,535
                                                -------------  -------------  -------------
Net Cash Flow From Operations                   $           0  $     (30,090) $     (11,975)

Cash Flow From Investing Activities:
Purchase of Operations Subsequently
         Discontinued                           $           0  $           0  $     (87,010)
                                                -------------  -------------  -------------
Net Cash Flow From Investing Activities:        $           0  $           0  $     (87,010)

Cash Flow From Financing Activities:

Issuance of Company Stock - Cash                $           0  $      30,000  $      87,010
Deferred Offering Costs                                     0              0              0
Distribution to Shareholders                                0              0              0
                                                -------------  -------------  -------------
Net Cash Flow From Financing Activities         $           0  $      30,000  $      87,010

Net Increase (Decrease) In Cash                 $           0  $         (90) $     (11,975)
Cash At Beginning of Period                     $           0             90         12,598
                                                -------------  -------------  -------------
Cash At End Of Period                           $           0  $           0  $         623
                                                =============  =============  =============


    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

JUNE 30, 2003 (UNAUDITED)

==================================================================================
                                                                          Total
Transaction            Number of   Common    Additional     Accumulated   Equity
And Date            Common Shares  Stock   Paid-In Capital     Deficit   (Deficit)
------------------- -------------  ------  ---------------  -----------  --------
Balance
12/31/02                8,754,400  $8,754  $       255,798  $  (290,281) $(25,729)

January -
February 2003
Shares for Cash
at $0.03 Per Share
506 PPM                 1,000,000  $1,000  $        29,000            0  $  4,271

Net Loss
Current Year                    0       0                0  $    (4,271) $      0
                    -------------  ------  ---------------  -----------  --------

Balance 6/30/03         9,754,400  $9,754  $       284,798  $  (294,552) $      0
                    =============  ======  ===============  ===========  ========



    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.
(A Development Stage Company)

JUNE 30, 2003

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

Nature of business

Nevada Holding Group, Inc. (the Company) was organized October 28, 1999, as a Nevada corporation. The Company has been organized for the purpose of acquiring equity positions in start-up and existing companies. The Company also provides companies with consulting services with regard to raising capital, equity formation and development of management teams, implementing marketing programs when appropriate and guidance in filing registration statements.

Estimates

The preparation of the balance sheet in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of footnote information at the date of the balance sheet. Actual results could differ from those estimates.

Summary of accounting policies

Revenue recognition:
--------------------
Revenue is recognized for services that are performed and billed.

Fair value of financial instruments:
------------------------------------
The carrying amounts of financial instruments including cash and prepaid expenses approximate their fair value because of their short maturities.

Comprehensive income:
---------------------
There is no difference or reconciling items between net income and comprehensive income for the quarter ended June 30, 2002.

Note 2.  Stock issuances

The Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.001 per share. The Company does not have Preferred Stock.

As of December 31, 2002, the Company has 8,754,400 Common Shares issued and outstanding. There are no preferred shares authorized.

NEVADA HOLDING GROUP, INC.
(A Development Stage Company)

JUNE 30, 2003

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 2.  Stock issuances - continued

During January and February 2003, the Company issued 1,000,000 Common Shares to a total of 11 accredited investors pursuant to Regulation D, Rule 506 of the Securities Act of 1933, as amended. These shares are restricted securities under Rule 144 of the Act. The Company realized a total of $30,000 from the placement of these securities.

As of June 30, 2003, the Company has 9,754,400 Common Shares issued and outstanding. There are no preferred shares authorized.

Note 3.  Related party transactions

Services from affiliated companies:
-----------------------------------

During the quarter ended June 30, 2003, the Company did not utilize the services of High Desert Consultants, Inc., a Nevada corporation that is controlled by Thomas R. Meinders who is an officer of the Company. For the six months ended June 30, 2002, High Desert Consultants, Inc. was paid $3,000 for consulting services.

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


Note 5.  Income taxes

The Company has a net operating loss carry forward of $294,552 that is available in subsequent years. No tax benefit is reflected in the financial statement because there is no certainty that the net operating loss will be utilized.

Note 6.  Loss per share

Loss per share of common stock applicable to common stockholders is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period of 5,404,400 for the quarter ended June 30, 2003 and 9,754,400 for the quarter ended June 30, 2002.

NEVADA HOLDING GROUP, INC.
(A Development Stage Company)

JUNE 30, 2003

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 7.  Planned Acquisitions

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

The planned "Share Exchange" with Green Valley Gaming Enterprises, Inc. has been suspended until they can provide the proper financial statements for the years ended December 31, 2001 and December 31, 2002. If proper financial statements are not provided, the Share Exchange will be cancelled on December 30, 2003.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NEVADA HOLDING GROUP, INC.
                                        (Registrant)

                                        Dated: August 24, 2004



                                        By  s/Henry Val
                                          --------------------------------------
                                          Henry Val, Chief Executive Officer