Form 10QSB
period 2003-09-03
NEVADA HOLDING GROUP INC /NV/
filed 2004-08-26
CIK 1134011

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2003

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of August 24, 2004, was 92,754,400 shares.

Documents incorporated by reference: none

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the nine month period ended September 30, 2003, are attached hereto.

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

     We generated no revenues during the nine month periods ended September 30, 2003, and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless we engage in a business combination, as described herein.

Results of Operations

Comparison of Results of Operations for the nine month periods ended September 30, 2003 and 2002

     We generated no revenues during the three month periods ended September 30, 2003 and 2002, and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless we engage in a business combination, as described herein. We had no costs of sales.

     General and administrative expenses were $5,448 during our nine month period ended September 30, 2003, compared to $98,084 during the comparable period in 2002, a decrease of $92,636 (94.4%). This decrease was primarily attributable to our change in management, which eliminated almost $50,000 in officer salaries and consulting fees. Additionally, our company was, for all practical purposes, dormant during the nine month period ended September 30, 2003, and did not incur ongoing expenses normally incurred, including legal and accounting costs. We received $1,739 from the sale of securities in other companies during the nine month period ended June 30, 2003. These securities had a cost basis of $15,657.

     As a result, we incurred a net loss of ($4,271) during the nine month period ended September 30, 2003 (less than $0.01 per share) as compared to our net loss of ($159,844) during the comparable period in 2002. For the nine month period ended September 30, 2002, we took a loss from discontinued operations of $62,000.

Plan of Operation

     We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We have no particular acquisitions in mind but as of the date of this Report, we have entered into discussions regarding such a business combination.

     We have no full time employees. Our new Chief Executive Officer/ President has agreed to allocate a portion of his time to our business activities, without compensation. He anticipates that our business plan can be implemented by his devoting minimal time per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

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

     While we reviewed various potential merger or acquisition candidates during the three month period ended September 30, 2003, no definitive agreement has been reached with any such party and we are continuing to explore various potential opportunities as of the date of this report.

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

Liquidity and Capital Resources

     At September 30, 2003, we had no cash and no debt. As of the date of this Report, our current cash position is not sufficient to meet our current obligations. Furthermore, as we continue operations we expect to incur additional costs and expenses related to the implementation of our business plan described above. To meet these obligations, it is anticipated that current management may need to make loans to us, or otherwise make other arrangements with these creditors. Because we are not currently required to pay salaries to any of our officers or directors, management believes that we will be able to continue operations through the foreseeable future. However, because of our working capital deficit, stockholders' deficit and history of operating losses, there is substantial doubt about our ability to continue as a going concern. It is further anticipated that we will continue to incur expenses without corresponding revenues during the foreseeable future.

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

Inflation

     Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended September 30, 2003.

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

ITEM 2. CHANGES IN SECURITIES - NONE

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

     On April 12, 2004, we entered into a business consulting agreement with AGI Partners, Inc, for business development and administration services for a twenty-four month period. In consideration for these services, we issued this consultant 3,000,000 shares of common stock and granted an option to purchase 3,000,000 shares of common stock at an exercise price of $.025 per share. These options are not subject to any reverse splits by us. We valued the common shares at the quoted trading price on the date of the agreement at $.04 per common share, or $120,000, which will be amortized over the service period. The fair value of the options grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 192 percent; risk-free interest rate of 4.50 percent and an expected holding period of 5 years. In connection with these option, we recorded non-cash compensation expense of $117,326, to be amortized over the service period.

     On April 29, 2004, the Company established a Board of Advisors of two individuals. These individuals received 250,000 shares of common stock each as compensation for their services as an advisor. We valued these common shares at the quoted trading price on the date of the resolution at $.10 per common share, or $50,000, which will be amortized over the service period.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         31. Certification of Financial Statements in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

         32. Certification of Financial Statements in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K.

     We did not file any reports on Form 8-K during the three month period ended September 30, 2003.

                                                   NEVADA  HOLDING  GROUP,  INC.
                                                         2750 WEST WIGWAM AVENUE
                                                                      SUITE 2222
                                                         LAS VEGAS, NEVADA 89123

--------------------------------------------------------------------------------





                              FINANCIAL STATEMENTS

                             FOR THE PERIODS ENDING

                    SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

NEVADA HOLDING GROUP, INC.

BALANCE SHEET

SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002 (UNAUDITED)

================================================================================

                                     ASSETS

                                                     (Unaudited)       (Unaudited)
                                                 September 30, 2003  September 30, 2002
                                                     ---------            --------
Current Assets:
Cash                                                 $       0            $    739
Accounts Receivable                                          0                   0
Loan Receivable - Providence Cabinet Shoppe, Inc.            0               8,000
Notes Receivable                                             0                   0
                                                     ---------            --------
Total Current Assets                                 $       0            $  8,739
                                                     ---------            --------

Other Assets:
Securities at Cost                                   $       0            $      0
Net Real Value of Discontinued Operations                    0              25,010
                                                     ---------            --------
Total Other Assets                                   $       0            $ 25,010

Total Assets                                         $       0              33,749
                                                     =========            ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable                                     $       0            $ 27,540
12% Convertible Notes Payable                                0              15,000
Accrued Officers Salaries Payable                            0              16,000
                                                     ---------            --------
Total Current Liabilities                            $       0            $ 58,540

Stockholders' Equity (Deficit):
Common Stock, $0.001 par value, Authorized
50,000,000 shares; 9,754,400 and 8,754,400
shares Issued and outstanding at September 30, 2003
and September 30, 2002 respectively                  $   9,754            $  8,754
Additional paid-in capital                             284,798             192,788
Accumulated Deficit                                   (290,281)           (129,499)
Current Year Operating (Loss)                           (4,271)           (159,844)
                                                     ---------            --------
Total Stockholders' Equity (Deficit)                 $       0            $(24,791)
                                                     ---------            --------
Total Liabilities and Stockholders' Equity (Deficit) $       0            $ 33,749
                                                     =========            ========

    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF OPERATIONS

FOR THE QUARTER ENDED SEPTEMBER 30, 2003 AND
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

================================================================================================
                                         (Unaudited)          (Unaudited)         (Unaudited)
                                         Three Months         Nine Months         Nine Months
                                      September 30, 2003  September 30, 2003  September 30, 2002
                                      ------------------  ------------------  ------------------
Revenue:                              $             None  $             None  $             None

Cost of Revenues:                     $             None  $             None  $             None
                                      ------------------  ------------------  ------------------
Gross Profit (Loss)                   $             None  $             None  $             None

Operating Expenses:
-------------------
         Accounting                                    0               2,500               7,714
         Advertising                                   0                 350                   0
         Bank Charges                                  0                  30                 140
         Consulting Fees                               0                   0               3,000
         Document Preparation                          0                   0               8,500
         Filing Fees                                   0                 145                  50
         Legal                                         0                   0              23,724
         Officers Salaries                             0                   0              49,500
         Postage & Mailing                             0                 315                 636
         Printing                                      0                 149               2,106
         Repairs                                       0                   0                 136
         Supplies                                      0                 688                 397
         Telephone                                     0                 686                 975
         Transfer Agent Costs                          0                 585                 275
         Travel                                        0                   0                 931
         Utilities                                     0                   0                   0
                                      ------------------  ------------------  ------------------
Total Operating Expenses                               0               5,448              98,084
                                      ------------------  ------------------  ------------------
Net Loss From Operations                               0              (5,448)             (98,084)
                                      ------------------  ------------------  ------------------
Other Income:
-------------
         Interest Income                               0                   0                 240
         Interest Expense                              0                (562)                  0
         Gain on Sale of Securities                    0               1,739                   0
         Loss on Discontinued Operations               0                   0             (62,000)
                                      ------------------  ------------------  ------------------
Net Income (Loss)                     $                0  $           (4,271) $         (159,844)
                                      ==================  ==================  ==================

# Shares Issued and Outstanding                9,754,400           9,754,400           8,754,400

Net (Loss) Per Share                                 N/M  $          (0.0004) $          (0.0183)


    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED SEPTEMBER 30, 2003 AND
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

================================================================================================
                                          (Unaudited)          (Unaudited)       (Unaudited)
                                         Three Months         Nine Months        Nine Months
                                      September 30, 2003  September 30, 2003  September 30, 2002
                                      ------------------  ------------------  ------------------
Cash Flows from Operating Activities:

Net Loss During Period                $                0  $           (4,271) $          (97,849)

Items Not Affecting Cash Flow:
Increase in Notes Payable                              0             (15,000)             15,000
Increase in Accounts Receivable                        0                   0              (8,000)
Increase in Securities at Cost                         0              13,600                   0
Increase in Capital Stock
     (Shares for Services)                             0                   0              33,500
Increase in Accounts Payable                           0             (24,419)             26,950
Decrease in Prepaid Expenses                           0                   0               2,535
                                      ------------------  ------------------  ------------------
Net Cash Flow From Operations         $                0  $          (30,090) $          (11,859)

Cash Flow From Investing Activities:
Purchase of Operations Subsequently
     Discontinued                     $                0  $                0  $          (87,010)
                                      ------------------  ------------------  ------------------
Net Cash Flow From Investing
      Activities:                     $                0  $                0  $          (87,010)

Cash Flow From Financing Activities:

Issuance of Company Stock - Cash      $                0  $           30,000  $           87,010
Deferred Offering Costs                                0                   0                   0
Distribution to Shareholders                           0                   0                   0
                                      ------------------  ------------------  ------------------
Net Cash Flow From Financing
      Activities                      $                0  $           30,000  $           87,010

Net Increase (Decrease) In Cash       $                0  $              (90) $          (11,859)
Cash At Beginning of Period                            0                  90              12,598
                                      ------------------  ------------------  ------------------

Cash At End Of Period                 $                0  $                0  $              739
                                      ==================  ==================  ==================


    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF SHAREHOLDERS' EQUITY

SEPTEMBER 30, 2003 (UNAUDITED)

================================================================================
                                                                        Total
Transaction        Number of    Common     Additional    Accumulated   Equity
And Date         Common Shares   Stock  Paid-In Capital    Deficit    (Deficit)
-----------      -------------  ------  ---------------  -----------  --------
Balance
12/31/02             8,754,400  $8,754  $       255,798  $  (290,281) $(25,729)

January -
February 2003
Shares for Cash
at $0.03 Per
Share 506 PPM        1,000,000  $1,000  $        29,000            0  $  4,271

Net Loss
Current Year                 0       0                0  $    (4,271) $      0
                 -------------  ------  ---------------  -----------  --------

Balance 9/30/03      9,754,400  $9,754  $       284,798  $  (294,552) $      0
                 =============  ======  ===============  ===========  ========


    The accompanying notes are an integral part of these financial statements

NEVADA HOLDING GROUP, INC.
(A Development Stage Company)

SEPTEMBER 30, 2003

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

SEPTEMBER 30, 2003

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

As of September 30, 2003, the Company has 9,754,400 Common Shares issued and outstanding. There are no preferred shares authorized.

Note 3.  Related party transactions

Services from affiliated companies:
-----------------------------------

During the quarter ended September 30, 2003, the Company did not utilize the services of High Desert Consultants, Inc., a Nevada corporation that is controlled by Thomas R. Meinders who is an officer of the Company. For the Nine months ended September 30, 2002, High Desert Consultants, Inc. was paid $3,000 for consulting services.

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

SEPTEMBER 30, 2003

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

                                         NEVADA HOLDING GROUP, INC.
                                         (Registrant)

                                         Dated: August 24, 2004



                                         By    s/Henry Val
                                            -----------------------------------
                                            Henry Val, Chief Executive Officer