Form 10KSB
period 2003-12-31
NEVADA HOLDING GROUP INC /NV/
filed 2004-09-15
CIK 1134011

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                   FORM 10-KSB
                                -----------------

(Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

     [ ] Transitional Report Under Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

                           Commission File No. 0-32321

                           NEVADA HOLDING GROUP, INC.
                           --------------------------
                 (Name of small business issuer in its charter)

           Nevada                                              88-0440989
           ------                                              ----------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

                        419 Park Avenue South, Suite 1302
                            New York, New York 10016
                                 (212) 684-2111
                                 --------------
     (Address, including zip code and telephone number, including area code, of registrant's executive offices)

         Securities registered under Section 12(b) of the Exchange Act:
                                      none

        Securities registered under to Section 12(g) of the Exchange Act:
                                  Common Stock
                                  ------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X     No
          -----      -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                  ----

Issuer's revenues for its most recent fiscal year: $ -0-

                          (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of September 14, 2004: $1,275,440.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 14, 2004, there were 92,754,400 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                           NEVADA HOLDING GROUP, INC.

                                                                            PAGE
                                                                            ----

Facing Page
Index
PART I
Item 1.   Description of Business..............................................4
Item 2.   Description of Property..............................................9
Item 3.   Legal Proceedings....................................................9
Item 4.   Submission of Matters to a Vote of Security Holders..................9

PART II
Item 5.   Market for the Registrant's Common Equity
              and Related Stockholder Matters.................................10
Item 6.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................11
Item 7.   Financial Statements................................................15
Item 8.   Changes in and Disagreements on Accounting and Financial Disclosure.26

PART III
Item 9.   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...............26
Item 10.  Executive Compensation..............................................27
Item 11.  Security Ownership of Certain Beneficial Owners and Management......28
Item 12.  Certain Relationships and Related Transactions......................29

PART IV
Item 13.  Exhibits and Reports of Form 8-K....................................30
Item 14.  Controls and Procedures.............................................30

SIGNATURES....................................................................31

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Nevada Holding Group, . ("we," "our," "us," or the "Company"), was incorporated under the laws of the State of Nevada on October 28, 1999, under the name "TMA, Inc." In December 2000, we amended our Articles of Incorporation, changing our name to our current name. In February 2003, we amended our Articles of Incorporation to increase the total number of authorized common shares from 50,000,000 to 200,000,000 shares, par value $.001 per share.

     We were originally organized for the purpose of acquiring equity positions in start-up and existing companies. We also provided companies with consulting services with regard to raising capital, equity formation, development of management teams, implementing marketing programs when appropriate, and guidance in filing registration statements. We no longer conduct these business activities. We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for issuance of our securities. Our current business plan is more fully described under "Plan of Operation," below. As such, we can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

     Management is of the opinion that our business objectives remain viable, despite our failure to merge with or acquire another business entity to date. Our management continues to review potential merger candidates and acquisition opportunities.

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

         Additionally, in 2002 we entered into a "Letter of Intent" to acquire the outstanding stock of Apollo Capital Corp. by issuing the shareholders of Apollo Capital Corp. 35,179,000 shares of our stock in exchange for 35,179,000 shares of Apollo Capital Corp. stock., representing approximately 83% of our stock. On September 2, 2002, we cancelled the proposed transaction pursuant to the terms of the relevant Letter of Intent.

     On April 3, 2002, we completed the acquisition of 100% of the issued and outstanding shares of Providence Cabinet Shoppe, Inc. Providence Cabinet Shoppe, Inc., is a commercial cabinet manufacturer located in Clarksville, Tennessee. Providence Cabinet Shoppe, Inc., established in 1949, manufactures and sells commercial and institutional cabinets, casework and countertops throughout the United States. Providence Cabinet Shoppe, Inc. The agreement provided for us to acquire 100% of the issued and outstanding shares for a total of $85,010 payable with a down payment of $15,000. $28,000 to be paid 30 days from closing and $40,000 to be paid at $10,000 per month, payable on the 1st and 15th for 4 months. In addition, $2,000 for insurance benefits package for 3 months and $10 for a wraparound warranty deed, to be paid as due. The down payment was made on April 3, 2002. In addition, we assumed the corporations liabilities.

     Upon completing a detailed review of all the assets and liabilities of Providence Cabinet Shoppe, Inc. the results indicated that some of the items were carried at inflated figures. As a result, we determined that it would be necessary to liquidate the assets and liabilities acquired on April 3, 2002.

The primary factors in our decision to sell Providence Cabinet Shoppe, Inc. were our inability to obtain audited financial statements for the years ended September 30, 2000 and September 30, 2001 to comply with the Securities and Exchange reporting requirements. Additionally, after the complete review, we determined that the amount of goodwill was excessive and we were able to liquidate. On November 15, 2002, we completed the sale of the assets and liabilities of the Providence Cabinet Shoppe, Inc. We received a total of $25,010 from the buyers. In addition, the buyers will assume the assets and liabilities. We reported a net loss of $62,000 on the disposition of capital assets during the quarter ended September 30, 2002.

     Our business plan is subject to numerous risk factors, including the following:

     We have a limited operating history, no revenue and minimal assets and our independent accountants have expressed a "going concern" opinion. Our financial statements accompanying this Report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. We have had a limited operating history and have not generated any revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss which will increase continuously until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

     Our proposed operations are speculative. The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations will be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

     There is a scarcity of business opportunities and combinations and there is significant competition in this arena. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

     There is no agreement for any business combination or other transaction and no standards for a business combination have been established. We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. There is no assurance we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

     Our management will maintain control of our company until a merger or acquisition is consummated and they devote only limited time to our business activities. While seeking a business combination, management anticipates devoting up to twenty hours per month to our business activities. None of our officers has entered into a written employment agreement with us and none is expected to do so in the foreseeable future. We have not obtained key man life insurance on any of our officers or directors. Notwithstanding the combined limited experience and time commitment of our management, loss of the services of any of these individuals could adversely affect our development and our likelihood of continuing operations. See "Part III, Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

     Our management may have conflicts of interest. Our officers and directors may in the future participate in business ventures which could be deemed to compete directly with us. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event our officers or directors are involved in the management of any firm with which we transact business. Management has adopted a policy that if we seek a merger with, or acquisition of, any entity in which any member of our management serve as officers, directors or partners, or in which they or their family members own or hold any ownership interest, such members of management shall abstain from voting in their respective capacity.

     Reporting requirements may delay or preclude an acquisition. Sections 13 and 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

     We have neither conducted, nor have others made available to us, results of market research indicating that market demand exists for the transactions contemplated by us. We do not have, and do not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by us, there is no assurance we will be successful in completing any such business combination.

     Our proposed activities may be limited to those engaged in by business opportunities which we merge with or acquire. Our proposed operations, even if successful, will in all likelihood result in our engaging in a business combination with only one business opportunity. Consequently, our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our future operations.

     We may become subject to additional governmental regulations. Although we will be subject to regulation under the Securities Exchange Act of 1934, management believes we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

     A business combination involving the issuance of our common shares will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in our company. Any business combination may require our management to sell or transfer all or a portion of our common shares held by them, or resign as members of our Board of Directors. The resulting change in control could result in removal of one or more present officers and directors of our company and a corresponding reduction in or elimination of their participation in our future affairs.

     There is a significant chance that consummation of a business combination will result in significant dilution to our existing shareholders. Our primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in our issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued common shares would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in control or management.

     There are disadvantages of a blank check offering. We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

     Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

     The requirement of audited financial statements may disqualify a business opportunity. Our management believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us rather than incur the expenses associated with preparing audited financial statements.

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

Employees

     We have no full time employees. Our sole officer and director has agreed to allocate a portion of his time to our activities, without compensation. This officer/director anticipates that our business plan can be implemented by his devoting approximately 20 hours per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such person. See "PART III, ITEM 9, DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS."

Competition

     We will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than we do. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Government Regulations

     We are not currently subject to direct federal, state, or local regulation and laws or regulations applicable to our business, other than regulations applicable to business generally.

ITEM 2.  DESCRIPTION OF PROPERTY

     We have no properties and at this time have no agreements to acquire any properties. We intend to attempt to acquire assets or a business in exchange for our securities, which assets or business is determined to be desirable for our objectives.

     Facilities. Our principal place of business is located at 419 Park Avenue South, Suite 1302, New York, New York 10016, which offices are provided by Mr. Henry Val, our officer, director and shareholder of our Company, on a rent free basis pursuant to an oral agreement. Mr. Val has advised us that he is agreeable to maintaining this situation until we successfully consummate an acquisition or merger. It is anticipated that this arrangement will be suitable for the our needs for the foreseeable future.

     Our telephone number is (212) 684-2111 and facsimile number is (212) 481-3122.

     We neither own nor lease any other properties, either real or personal.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against us of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     (a) Market Information. Our common stock began trading on the OTC Bulletin Board operated by the NASD in December 2001. As of September 13, 2004, the price of our common stock was $0.10. Our trading symbol is "NVHG." Our securities are deemed to be a "penny stock". The Securities and Exchange Commission had adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must:
(i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The OTC market differs from national and regional stock exchanges in that it (1) is not cited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges.

     The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our securities.

                                                      Bid Price
         Quarter Ended                          High             Low
         -------------                          ----             ---

         March 2002                             $0.90            $0.22
         June 2002                              $0.77            $0.18
         September 2002                         $0.21            $0.06
         December 2002                          $0.75            $0.03

         March 2003                             $0.15            $0.03
         June 2003                              $0.11            $0.05
         September 2003                         $0.09            $0.01
         December 2003                          $0.04            $0.015

     (b) Holders. There are 142 holders of our Common Stock, not including those persons who hold their shares in "street name.".

     (c) Dividends.

     (1) We have not paid any dividends on our Common Stock. We do not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ending December 31, 2004, unless we successfully consummate a merger or acquisition. There can be no assurances that a dividend will be issued even if a merger or acquisition is so consummated.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by us, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by us, or on our behalf. We disclaim any obligation to update forward looking statements.

     Because we did not generate any revenues during the fiscal year ended December 31, 2003, following is our Plan of Operation, instead of our comparison of our results of operations

Plan of Operation

     We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. We have no particular acquisitions in mind but as of the date of this Report, we have entered into various discussions regarding such a business combination, but there is no definitive agreement with any third party regarding the same.

     We have no full time employees. Our President has agreed to allocate a portion of his time to our business activities, without compensation. He anticipates that our business plan can be implemented by his devoting minimal time per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

General Business Plan

     Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered, trading corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that we may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. See "Part II, Item 7 - Financial Statements." This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

     Management, while not especially experienced in matters relating to our new business, shall rely upon their own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing our business purposes. It is not anticipated that we will utilize any outside consultants or advisors to effectuate our business purposes described herein. However, if we do retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as we have no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

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

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

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

     As part of our investigation, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, our respective needs and desires, as well as those of the other parties, the management of the opportunity and our relative negotiation strength.

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

Liquidity and Capital Resources

     At December 31, 2003, we had no cash. Because we are not currently required to pay salaries to our officer/directors, management believes that we have the ability to continue operations through the foreseeable future. In the event additional funds are required to allow us to continue our operations, it is anticipated that these funds will be loaned to us by management, as it is doubtful that we will be able to obtain loans from any established financial institution. It is further anticipated that we will continue to incur expenses without corresponding revenues during the foreseeable future. See "Part III,
Item 12, Certain Relationships and Related Transactions," below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We have identified critical accounting policies that, as a result of judgements, uncertainties, uniqueness and complexities of the underlying accounting standards and operation involved, could result in material changes to our financial position or results of operations under different conditions or using different assumptions. The most critical accounting policies and estimates are:

     > The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     > Fair value of instruments. Our financial instruments consist of accounts receivable, accounts payable and long term debt. The fair value of financial instruments approximate their recorded values. Fair value of loans payable to stockholders and balances of bank lines of credit, in the circumstances, are not reasonably determinable.

     Details regarding our use of these policies and the related estimates are described in the accompanying consolidated financial statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003 and 2002. During the year ended December 31, 2003, there were no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

Inflation

     Although management expects that our operations will be influenced by general economic conditions once and if we implement our new business plan of engaging in a business combination and we commence generating revenues, we do not believe that inflation had a material effect on our results of operations during the fiscal year ended December 31, 2003.

ITEM 7.  FINANCIAL STATEMENTS

                           Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545                                2228 South Fraser Street
                                                                          Unit 1
                                                         Aurora, Colorado  80014



                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Board of Directors
Nevada Holding Group, Inc.
New York, New York

     I have audited the accompanying balance sheet of Nevada Holding Group, Inc. as of December 31, 2003 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nevada Holding Group, Inc. as of December 31, 2003, and the results of its operations and cash flows for the year ended December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Larry O'Donnell, CPA PC
Aurora, Colorado
April 27, 2004

                         REPORT OF INDEPENDENT AUDITORS
--------------------------------------------------------------------------------



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nevada Holding Group, Inc. as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Beadle, McBride, Evans & Reeves, LLP


Las Vegas, Nevada
February 24, 2003

NEVADA HOLDING GROUP, INC.

BALANCE SHEETS

December 31,


ASSETS                                                     2003          2002
--------------------------------------------------------------------------------


Current Assets:
Cash                                                     $       0    $      90
Marketable Securities                                            0       13,600
Prepaid Expenses                                                 0            0
                                                         ---------    ---------
Total Current Assets                                     $       0    $  13,690
                                                         ---------    ---------

Total Assets                                             $       0    $  13,690
                                                         =========    =========



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses                    $  51,000    $  24,419
Convertible notes payable                                        0       15,000
Accrued Officers Salaries Payable                           14,000            0
                                                         ---------    ---------
Total Current Liabilities                                $  65,000    $  39,419

Stockholders' Equity (Deficit):
Common Stock, $0.001 par value, 200,000,000
   Authorized; 9,754,400 and 8,754,400
   shares Issued and outstanding                         $   9,754    $   8,754
Additional paid-in capital                                 284,798      255,798
Retained (Deficit)                                        (359,552)    (290,281)
                                                         ---------    ---------
Total Stockholders' Equity (Deficit)                     $ (65,000)   $ (25,729)
                                                         ---------    ---------


Total Liabilities and Stockholders' Equity (Deficit)     $       0    $  13,690
                                                         =========    =========







See Notes to Financial Statements

NEVADA HOLDING GROUP, INC.


STATEMENT OF OPERATIONS

For the years ended December 31,

--------------------------------------------------------------------------------

                                                    2003         2002
                                                 ---------    ---------
Revenues:

   Consulting Fees                               $    None    $    None

   Cost of Revenue                                    None         None
                                                 ---------    ---------

         Gross Profit (Loss)                          None         None

Expenses:

   General and administrative                       70,448       96,965
                                                 ---------    ---------
(Loss) from operations                             (70,448)     (96,965)

Other Income (loss):

   Interest Income (Expense)                          (562)         240
   Gain (Loss) investment                            1,739            0
   Unrealized (loss) on marketable securities            0       (2,057)
                                                 ---------    ---------

         Total other income and losses              (1,177)      (1,817)
                                                 ---------    ---------

         Net (loss) from continuing operations     (69,271)     (98,782)

Discontinued Operations:

   (Loss) on discontinued operations                     0      (62,000)
                                                 ---------    ---------

         Net (loss)                              $ (69,271)   $(158,725)
                                                 =========    =========

         (Loss) per share                        $   (0.01)   $   (0.03)
                                                 =========    =========






See Notes to Financial Statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF CASH FLOWS

For the years ended December 31,

-------------------------------------------------------------------------------------------------

                                                                             2003        2002
                                                                          ---------    ---------
Cash flows from operating activities:
   Cash received from customers                                           $       0    $       0
   Cash paid to vendors                                                     (43,690)     (37,101)
   Cash advanced on notes receivable                                              0            0
   Interest received                                                              0          240
                                                                          ---------    ---------
         Net cash (used in) operating activities                            (43,690)     (36,861)

Cash flows from investing activities:
   Purchase of investments                                                        0     (102,667)
   Proceeds from sale of investments                                         13,600       25,010
   Loans to related parties                                                       0        8,000
   Repayment of loans from related parties                                        0       (8,000)
                                                                          ---------    ---------
         Net cash (used in) investing activities                             13,600      (77,657)
Cash flows from financing activities:
   Proceeds from convertible notes payable                                        0       15,000
   Proceeds from issuance of common stock                                    30,000       87,010
                                                                          ---------    ---------
         Net cash provided by financing activities                           30,000      102,010

Increase (decrease) in cash                                                     (90)     (12,508)

Cash, beginning of year                                                          90       12,598
                                                                          ---------    ---------

Cash, end of year                                                         $       0    $      90
                                                                          =========    =========

The following is a reconciliation of net (loss) to net cash provided by operations:

Net (loss)                                                                $ (69,271)   $(160,782)
Items not requiring cash:
   Decrease in fair market value of marketable securities                         0        2,057
   Loss on discontinued operations                                                0       62,000
   (Increase) decrease in prepaid expenses                                        0        2,535
   Increase in accounts payable and accrued expenses                         25,581       23,829
   Common stock issued for services rendered                                      0       33,500
                                                                          ---------    ---------
Net cash (used in) operating activities                                   $ (43,690)   $ (36,861)
                                                                          =========    =========



See Notes to Financial Statements

NEVADA HOLDING GROUP, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------
                                                     Additional
                                                  Paid in Capital
                                                  (Shares issued
                                   Common Stock       for less      Retained
                                 Shares    Value      than par)     (deficit)   Total
---------------------------------------------------------------------------------------
Balance at January 1, 2001     1,111,200  $1,111      $ 83,831      $ (84,942)       --

Issuance of common stock:
During January, 2001 for cash    591,000     591        58,509             --    59,100

January 31, 2001
100% stock dividend            1,702,200   1,702        (1,702)            --        --

Distribution of Stars
   of Music, Inc. and
   Toyopia, Inc. stock                --      --            --             --        --

Net (loss)                            --      --            --        (44,557)  (44,557)
                               ---------   -----      --------      ---------   -------
Balance at December 31, 2001   3,404,400   3,404       140,638       (129,499)   14,543

Issuance of common stock:
During January, 2002 for cash  1,600,000   1,600        14,400             --    16,000

Jjune 6, 2002 for cash           400,000     400        70,610             --    71,010

September 31, 2002 for prior
   Officer compensation        3,350,000   3,350        30,150             --    33,500

Net (loss)                            --      --            --       (160,782) (160,782)
                               ---------   -----      --------      ---------   -------

Balance at December 31, 2002   8,754,400   8,754       255,798       (290,281)  (25,729)

Shares for Cash
@$0.03 per share
506 PPM                        1,000,000   1,000        29,000             --    30,000

Net (Loss)                            --      --            --        (69,271)  (65,271)
                               ---------   -----      --------      ---------   -------
Balance at December 31, 2003   9,754,400   9,754       284,798       (359,552)  (65,000)



See Notes to Financial Statements

NEVADA HOLDING GROUP, INC.
(A Development Stage Company)

DECEMBER 31, 2003

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

Comprehensive income:
---------------------
There is no difference or reconciling items between net income and comprehensive income for the quarter ended December 31, 2003.

Note 2.  Stock issuances

The Company is authorized to issue 200,000,000 shares of Common Stock, par value $0.001 per share. The Company does not have Preferred Stock.

As of December 31, 2001, the Company has 3,404,400 Common Shares issued and outstanding. There are no preferred shares authorized.

NEVADA HOLDING GROUP, INC.
(A Development Stage Company)

DECEMBER 31, 2003

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 2.  Stock issuances - continued

During January 2002, the Company issued 1,600,000 Common Shares to consultants for the Company pursuant to a S-8 Registration Statement filed with the Securities and Exchange Commission.

On June 26, 2002, the Company issued 400,000 Common Shares to a consultant for the Company pursuant to a S-8 Registration Statement filed with the Securities and Exchange Commission.

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

During January and February 2003, the Company issued 1,000,000 Common Shares to a total of ll accredited investors pursuant to Regulation D, Rule 506 of the Securities Act of 1933, as amended. These shares are restricted under Rule 144 of the Act. The Company realized a total of $30,000 from the placement of these securities.

As of December 31, 2003, the Company has 9,754,400 Common Shares issued and outstanding. There are no preferred shares authorized.

Note 3.  Related party transactions

Notes receivable:
-----------------

During the quarter ended March 31, 2002, the Company received a 10% Note from American Equities Corp. in the amount of $10,000. American Equities Corp. paid the Company in full on March 11, 2002. The Company earned a total of $240 in interest from the loan to American Equities Corp. American Equities Corp. is a Nevada corporation that is controlled by the officers and directors of the Company.

Services from affiliated companies:
-----------------------------------

During the year ended December 31, 2002, the Company utilized the services of High Desert Consultants, Inc., Venture Funding Group, Inc. and Nevada Bookkeeping Corp., Nevada corporations that are controlled by Thomas R. Meinders. For the year ended December 31, 2003, High Desert Consultants, Inc., Venture Funding Group, Inc. and Nevada Bookkeeping Corp. were paid $32,647 for consulting services, reimbursement of legal fees paid, reimbursement of travel expenses and document preparation. For the year ended December 31, 2002, High Desert Consultants, Inc. Venture Funding Group, Inc. and Nevada Bookkeeping Corp. were paid a total of $17,250 for consulting services and document preparation.

NEVADA HOLDING GROUP, INC.
(A Development Stage Company)

DECEMBER 31, 2003

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Note 5.  Planned acquisitions

The Company entered into a "Share Exchange Agreement" to exchange 108,000,000 common shares of the Company for 108,000,000 common shares of Green Valley Gaming Enterprises, Inc. The majority of the shareholders of the Company have approved the Share Exchange. The Share Exchange will become effective upon acceptance from the Securities and Exchange Commission. The Company filed the Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934.

On December 30, 2003, the Company terminated the Share Exchange Agreement due to the fact that the financial statements of Green Valley Gaming Enterprises, Inc. were not being accepted in the filings with the Securities and Exchange Commission and that the Share Exchange could not be completed in a timely manner. Additionally, the costs of additional legal fees and cost of audited financial statements would make the completion of the Share Exchange highly unlikely due to the lack of funds.

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

On November 15, 2002, the Company completed the sale of the assets and liabilities of the Providence Cabinet Shoppe, Inc. The Company received a total of $25,010 from the buyers. In addition, the buyers will assume the assets and liabilities of Providence Cabinet Shoppe, Inc. The Company reported a net loss of $62,000 on the disposition of capital assets during the quarter ended September 30. 2002.

NEVADA HOLDING GROUP, INC.
(A Development Stage Company)

DECEMBER 31, 2003

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 6.  Income taxes

On December 31, 2003, the Company has a net operating loss carry forward of $359,552 that is available in subsequent years. No tax benefit is reflected in the financial statement because there is no certainty that the net operating loss will be utilized.

Note 7.  Loss per share

Loss per share of common stock applicable to common stockholders is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period of 9,754,400 for the year ended December 31, 2003 and 8,754,400 for the year ended December 31, 2002.

Note 8.  Accrued Officers Consulting Payable

During the year ended December 31, 2003, the Company accrued consulting fees for the officers and directors of the Company. The Chairman of the Board and Chief Executive Officer, President and Chief Financial Officer was accrued a total of $7,000. The Secretary and Director was accrued a total of $7,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Subsequent Event

     In March 2004, we filed a report on Form 8-K, advising that our prior independent auditors, Beadle, McBride, Evans & Reeves LLP ("Beadle"), had been discharged and replaced with Larry O'Donnell, CPA, who audited our financial statements for our fiscal year ended December 31, 2003, which financial statements are included in this report. There were no disagreements with Beadle on any on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures, which disagreements, if not resolved to the satisfaction of Beadle, would have caused them to make reference in connection with its reports to the subject matter of the disagreements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     Our Directors and Officers as of the date of this report are as follows:

         Name                 Age                    Position
         ----                 ---                    --------

         Henry Val            44          Chief Executive Officer/President
                                          and Director

     All Directors of our Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Our Officers are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

     (b) Resumes:

     Henry Val assumed his positions as our Chief Executive Officer, President and a director of our Company in March 2004. In addition to his positions with our company, since January 1998, Mr. Val has been Chief Executive Officer and Chairman of the Board of MaxPlanet Corp., a publicly held Delaware corporation based in New Jersey, an integrated Internet development company which focuses on creating and expanding strategic alliances for its network of consumer and business oriented websites. He has been associated with MaxPlanet since 1993, as a consultant. Since January 2003, Mr. Val has also been the sole manager of Delta Capital LLC a privately held limited liability company company engaged in business consulting. Mr. Val devotes only such time as necessary to our business.

ITEM 9B.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Mr. Henry Val, our current officer and director, filed his initial Form 3 late. The information contained below herein under "Item 11, Security Ownership of Certain Beneficial Owners and Management" is correct as of the date of this report.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to us for the fiscal years ended December 31, 2003 and 2002 of our Chief Executive Officer.

                           SUMMARY COMPENSATION TABLE

                                                 Long Term Compensation
                                            ---------------------------------
                      Annual Compensation            Awards           Payouts
                    ----------------------  ------------------------  -------
                                   Other
                                   Annual   Restricted   Securities            All Other
 Name and                          Compen-     Stock     Underlying    LTIP     Compen-
Principal           Salary  Bonus  sation     Award(s)  Options/SARs  Payouts   sation
 Position     Year   ($)     ($)    ($)         ($)          (#)        ($)       ($)
----------    ----  ------  -----  -------  ----------  ------------  -------  ---------
Melanie S.    2003  $    0  $   0  $     0  $        0        0       $     0  $       0
Meinders (1)  2002  $    0  $   0  $     0  $        0        0       $     0  $       0
Chief
Executive
Officer/
President,
Treasurer &
Director

(1) Ms. Meinders resigned her positions with us and Mr. Val assumed his positions with us in March 2004..

     It is not anticipated that any executive officer will receive 9compensation exceeding $100,000 during the fiscal year ending December 31, 2004, except in the event we successfully consummate a business combination, of which there is no assurance.

     We maintain a policy whereby our directors may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. We did not reimburse any director for such expenses during fiscal years 2003 or 2002.

     In addition to the cash compensation set forth above, we reimburse each executive officer for expenses incurred on our behalf on an out-of-pocket basis. We cannot determine, without undue expense, the exact amount of such expense reimbursement. However, we believe that such reimbursements did not exceed, in the aggregate, $1,000 during the fiscal year ended December 31, 2003.

     During 2002 and 2003, our then officers and directors were retained under employment agreements containing adequate compensation and benefits to insure our growth and development. The then Board of Directors approved all employment and compensation pursuant to Article 5.05 of our By-Laws. They resigned their respective positions with us in March 2004 and released us from any outstanding obligations arising under these agreements.

     During the year ended December 31, 2002, we accrued salaries for our officers and directors. Our then Chairman of the Board and Chief Executive Officer accrued a total of $4,200, the President and Chief Financial Officer accrued a total of $2,800, the Secretary and Director accrued a total of $3,500 and the Vice President accrued a total of $700. The total accrued officers salaries for the year ended December 31, 2002 was $11,200. These salaries were accrued at 17.5% of the terms of their respective Employment Agreements. Our President and Vice President resigned on December 30, 2002 and the other members of our management resigned their positions in March 2004. Each such person released us from any outstanding obligations arising under these agreements as part of the terms of their resignation.

     Our current officer does not receives any additional compensation for his services as a director. However, directors are entitled to be reimbursed for reasonable and necessary out-of-pocket expenses incurred by them in connection with meetings of the Board of Directors or other matters of our business.

Stock Plan

     There are no bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to our officers and/or directors. It is anticipated that we will adopt a stock option plan in the near future. Additionally, there are no other retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by all of our directors and officers. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                                             Amount and Nature of
                       Name and Address           Beneficial         Percent
Title of Class       of Beneficial Owner          Ownership          of Class
--------------       -------------------          ----------         --------
Common           Netter, LLC (1)                  80,000,000           86.2%
                 419 Park Avenue South,
                 Suite 1302
                 New York, New York 10016

Common           All Officers and Directors       80,000,000           86.2%
                 as a Group (1 person)

--------------------
(1) Mr. Henry Val, our Chief Executive Officer/President and our sole director, is the manager and his family are the sole members of this LLC.

     The balance of our outstanding Common Shares are held by 141 persons, not including those persons who hold their shares in "street name.".

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Mr. Val, our Chief Executive Officer/President and a director of our Company, also provides us with our principal office space, which space is provided to us on a rent free basis.

     During 2002 and 2003, from time to time, we utilized the services of High Desert Consultants, Inc., Venture Funding Group, Inc. and Nevada Bookkeeping Corp. These services were performed for our benefit at prices that were discounted to the competition. Mrs. Meinders, a former officer and director during 2002 and 2003, is a minority shareholder in High Desert Consultants, Inc. and Venture Funding Group, Inc. Mrs. Meinders did not receive any compensation from High Desert Consultants, Inc. or Venture Funding Group, Inc. with regard to the services that were performed for us. Thomas R. Meinders husband of Melanie
S. Meinders is the majority shareholder in High Desert Consultants, Inc., Venture Funding Group, Inc. and Nevada Bookkeeping Corp. We no longer utilize these services as of the date of this report.

     During the year ended December 31, 2002, we utilized the services of Venture Funding Group, Inc., a Nevada corporation that is controlled by Thomas
R. Meinders, husband of Melanie S. Meinders, a former officer of our company. For the year ended December 31, 2002, Venture Funding Group, Inc. was paid approximately $10,200 for document preparation services. For the year ended December 31, 2001, Venture Funding Group, Inc. was paid approximately $58,300 for document preparation services. We no longer utilize these services as of the date of this report.

     During the year ended December 31, 2002, we utilized the services of High Desert Consultants, Inc., a Nevada corporation that is controlled by Thomas R. Meinders, husband of Melanie S. Meinders, a former officer of our company. For the year ended December 31, 2002, High Desert Consultants, Inc. was paid approximately $4,800 for consulting services. For the year ended December 31, 2001, High Desert Consultants, Inc. was paid approximately $23,800 for consulting services. In addition, High Desert Consultants, Inc. was reimbursed approximately $1,500 for certain expenses. We no longer utilize these services as of the date of this report.

     The services of Nevada Bookkeeping Corp. were not utilized during the year ended December 31, 2002. During the year ended December 31, 2001, we utilized the services of Nevada Bookkeeping Corp., a Nevada corporation that is controlled by Thomas R. Meinders, husband of Melanie S. Meinders, a former officer of our company. For the year ended December 31, 2001, Nevada Bookkeeping Corp. was paid approximately $3,900 for bookkeeping services and the preparation of stock certificates. We no longer utilize these services as of the date of this report.

     There were no other related party transactions which occurred during the past two years and which are required to be disclosed pursuant to the requirements included under Item 404 of Regulation SB.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

         3.1*  Certificate and Articles of Incorporation and Amendments thereto.

         3.2*  Bylaws

         31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-----------------------
* Previously filed with the Securities and Exchange Commission

     (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the last calendar quarter of the fiscal year ended December 31, 2003.

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer, who is also our Principal Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in Internal Controls
----------------------------

     There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 14, 2004.

                                NEVADA HOLDING GROUP, INC.
                                (Registrant)


                                By: s/ Henry Val
                                   ---------------------------------------------
                                   Henry Val, Chief Executive Officer/President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 14, 2004.


 s/ Henry Val
-------------------------------------
Henry Val, Director