Form 10QSB
period 2004-03-31
NEVADA HOLDING GROUP INC /NV/
filed 2004-10-07
CIK 1134011

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2004

                         Commission File Number: 0-32321

                           NEVADA HOLDING GROUP, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
                                     ------
         (State or other jurisdiction of incorporation or organization)

                                   88-0440989
                                   ----------
                        (IRS Employer Identification No.)

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of October 5, 2004, was 96,984,400 shares.

Documents incorporated by reference: none

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the three month period ended March 31, 2004, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our unaudited Financial Statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

OVERVIEW

     We were incorporated under the laws of the State of Nevada on October 28, 1999, under the name "TMA, Inc." In December 2000, we amended our Articles of Incorporation, changing our name to our current name. In February 2003, we amended our Articles of Incorporation to increase the total number of authorized common shares from 50,000,000 to 200,000,000 shares, par value $.001 per share. In August 2004, the holders of a majority of our issued and outstanding shares of common stock approved another amendment to our Articles of Incorporation, increasing the number of authorized shares of common stock to 1,000,000,000.

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

     We generated no revenues during the three month period ended March 31, 2004, and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless we engage in a business combination, as described herein.

Results of Operations

Comparison of Results of Operations for the three month period ended March 31, 2004 and 2003

     We generated no revenues during the three month periods ended March 31, 2004 and 2003, and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless we engage in a business combination, as described herein. We had no costs of sales.

     General and administrative expenses were $15,000 during our three month period ended March 31, 2004, compared to $5,448 during the comparable period in 2003, an increase of $9,552. This increase was primarily attributable to professional and consulting fees paid by former management. Our Company was, for all practical purposes, dormant during the three month periods ended March 31, 2004 and 2003, and did not incur ongoing expenses normally incurred.

     As a result, we incurred a net loss of ($15,000) during the three month period ended March 31, 2004 (less than $0.01 per share) as compared to our net loss of ($4,271) during the comparable period in 2003.

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

     While we reviewed various potential merger or acquisition candidates during the three month period ended March 31, 2004, no definitive agreement was reached with any such party. See "Subsequent Event," below.

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

Subsequent Event

     Effective September 20, 2004, we entered into a letter of intent to acquire an exclusive license from the Institute of Geoinformational Analysis of the Earth ("IGAE"). If we acquire this license, we intend to market the Institute's proprietary Remote Earth Sensing (RES) technology. This Geoinformational Analysis technology would enable us to locate underground mineral deposits or water by processing space images data combining with geological data of the land surface, taken from the satellites, and using proprietary software and specially devised analytical algorithms. The License covers North and South America and Australia. When granted, the license will allow us to market RES applications non-exclusively in the rest of the world. We also intend to market this RES technology to oil, gas, mining and oceanographic customers.. A typical service contract, including a full scan of a small to medium size field (approx. 25 square kilometers in size), including all the analysis, will cost a client between $500,000-$800,000. Several companies have already expressed interest and approximately 10 jobs are anticipated for 2005. Relevant thereto, on September 29, 2004, we signed an agreement with Frontier Oil and Gas, Ltd., Houston , Texas, to provide them with a scan of a prospective oil and gas field at a cost of $100,000, which may also be paid in stock. We also intend to offer these services to engineering and auditing firms, for verification of reserves.

     The total purchase price for the license is $15 Million, which is required to be paid on or before December 15, 2004. As security for payment of the $15 million note, we have agree to issue to IGAE a certificate for 140,700,000 shares of our common stock. IGAE shall have the right to convert the note, at their sole option, in lieu of accepting payment of the aforesaid $15 million debt. We are currently conducting due diligence and expect to finalize this transaction within 90 days if no problems arise. If this acquisition does close, of which there can be no assurance, we intend to amend our Articles of Incorporation to change our name to GeoScanex, Inc. (www.geoscanex.com).

Liquidity and Capital Resources

     At March 31, 2004, we had no cash and $80,000 in accounts payable and accrued expenses. This debt arose from prior management activities and is the debt assumed by our principal shareholder as part of the agreement where such shareholder assumed ownership of its stock in our company. As of the date of this Report, our current cash position is not sufficient to meet our current obligations. Furthermore, as we continue operations we expect to incur additional costs and expenses related to the implementation of our business plan described above. To meet these obligations, it is anticipated that current management may need to make loans to us, or otherwise make other arrangements with these creditors. Because we are not currently required to pay salaries to any of our officers or directors, management believes that we will be able to continue operations through the foreseeable future. However, because of our working capital deficit, stockholders' deficit and history of operating losses, there is substantial doubt about our ability to continue as a going concern. Unless the agreement discussed above with IGAE is successfully consummated, of which there can be no assurance, it is further anticipated that we will continue to incur expenses without corresponding revenues during the foreseeable future.

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

Inflation

     Although our management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended March 30, 2004.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. - NONE

ITEM 2. CHANGES IN SECURITIES

     On March 30, 2004, our Board of Directors authorized the issuance of 80,000,000 common shares of common stock to Netter, LLC, a New Jersey limited liability company. These shares were in exchange for assuming all /of our outstanding liabilities totaling $80,000. In connection with this issuance, we effected a change in control. On March 30, 2004, our former officers and directors resigned in all capacities as our officers and directors. Immediately prior to their resignation, our Board of Directors appointed Henry Val as our sole director and officer. Mr. Val is the sole member of Netter,LLC.

Subsequent Events

     On April 12, 2004, we entered into a business consulting agreement with AGI Partners, Inc. ("AGI"), for business development and administration services for a twenty-four month period. In consideration for these services, we issued this consultant 3,000,000 shares of common stock and granted an option to purchase 3,000,000 shares of common stock at an exercise price of $.025 per share. These options are not subject to any reverse splits by us. We valued the common shares at the quoted trading price on the date of the agreement at $.04 per common share, or $120,000, which will be amortized over the service period. The fair value of the options grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 192 percent; risk-free interest rate of 4.50 percent and an expected holding period of 5 years. In connection with these option, we recorded non-cash compensation expense of $117,326, to be amortized over the service period. In September, we were advised that this option would be amended to accept 5,000,000 "free trading" common shares of EXUS, the parent company of AGI, in lieu of the cash exercise price.

     On April 29, 2004, we established a Board of Advisors of two individuals. These individuals received 250,000 shares of common stock each as compensation for their services as an advisor. We valued these common shares at the quoted trading price on the date of the resolution at $.10 per common share, or $50,000, which will be amortized over the service period.

     In September 2004, we issued an aggregate of 480,000 shares of our common stock to two (2) persons/entities who paid us an aggregate of $12,000 for such shares ($.025 per share).

     In addition, also in September 2004, we issued 250,000 shares of our common stock for services, which shares were issued in favor of Reich Brothers pursuant to a consulting agreement between us and Reich Bros.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE

Subsequent Event

     In August 2004, holders of a majority of the issued and outstanding shares of our common stock approved an amendment to our Articles of Incorporation whereby we increased the number of our authorized common shares to 1,000,000,000. The par value of our common stock did not change.

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         10.1       Consulting Agreement between us and AGI

         10.2       Agreement between us and Netter LLC.

         31.        Certification of Financial Statements in accordance with
                    Section 302 of the Sarbanes-Oxley Act of 2002

         32.        Certification of Financial Statements in accordance with
                    Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K.

     We did not file any reports on Form 8-K during the three month period ended March 31, 2004.

                           NEVADA HOLDING GROUP, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2004
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:

     Cash                                                              $      -
                                                                       --------

      Total Assets                                                            -
                                                                       ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses                                80,000
                                                                       --------

        Total Current Liabilities                                        80,000
                                                                       --------

STOCKHOLDERS' DEFICIT:
    Common Stock ($.001 Par Value; 1,000,000,000 Shares Authorized;
        89,754,400 Shares Issued and Outstanding)                        89,754
    Additional Paid-in Capital                                          284,798
    Accumulated Deficit                                                (374,552)
    Note Receivable Related  to Issuance of Common Stock                (80,000)
                                                                       --------

        Total Stockholders' Deficit                                     (80,000)
                                                                       --------

        Total Liabilities and Stockholders' Deficit                           -
                                                                       ========


   The accompanying notes are an integral part of these financial statements.

                           NEVADA HOLDING GROUP, INC.
                            STATEMENTS OF OPERATIONS

                                                            For the Three Months Ended
                                                                       March 31,
                                                            --------------------------
                                                                 2004        2003
                                                              ----------  ---------
                                                              (Unaudited) (Unaudited)
REVENUES                                                      $        -  $       -
                                                              ----------  ---------

OPERATING EXPENSES:
    Professional and Legal Fees                                    3,000      2,500
    General and Administrative                                    12,000      2,948
                                                              ----------  ---------

        Total Operating Expenses                                  15,000      5,448
                                                              ----------  ---------

LOSS FROM OPERATIONS                                             (15,000)    (5,448)
                                                              ----------  ---------

OTHER INCOME (EXPENSES):
    Gain from sale of marketable securities                            -      1,739
    Interest Expense, net                                              -       (562)
                                                              ----------  ---------

TOTAL OTHER INCOME (EXPENSES)                                          -      1,177

                                                              ----------  ---------

NET LOSS                                                      $  (15,000) $  (4,271)
                                                              ==========  =========

BASIC AND DILUTED:
     Net Loss Per Common Share - Basic and Diluted            $   (0.00)  $   (0.00)
                                                              ==========  =========

      Weighted Common Shares Outstanding - Basic and Diluted  10,633,521  9,754,400
                                                              ==========  =========


   The accompanying notes are an integral part of these financial statements.

                           NEVADA HOLDING GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         For the Three Months
                                                                            Ended March 31,
                                                                        ---------------------
                                                                           2004       2003
                                                                        ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                            $ (15,000)  $ (4,271)
    Adjustments to Reconcile Net Loss to Net Cash Used in Operations:

              Gain from Sale of Marketable Securities                          --     (1,739)

       Change in operarting assets and liabilities
              Accounts Payable and Accrued Expenses                        15,000    (24,419)
                                                                        ---------   --------

    Net Cash Flows Used in Operating Activities                                --    (30,429)
                                                                        ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Marketable Securities                                --     15,339
                                                                        ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Sale of Common Stock                                         --     30,000
    (Payment on) Proceeds from Notes Payable                                   --    (15,000)
                                                                        ---------   --------

    Net Cash Flows Provided by Financing Activities                            --     15,000
                                                                        ---------   --------

Net Decrease in Cash                                                           --        (90)

Cash - Beginning of Year                                                       --         90
                                                                        ---------   --------

Cash - End of Period                                                    $      --   $     --
                                                                        =========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest                                                             $      --   $     --
                                                                        =========   ========
   Income Taxes                                                         $      --   $     --
                                                                        =========   ========


   The accompanying notes are an integral part of these financial statements.

                           NEVADA HOLDING GROUP, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                 Common Stock $.001 Par  Additional                                Total
                                                 ----------------------    Paid-in    Accumulated     Note     Stockholders'
                                                     Shares   Amount       Capital       Deficit   Receivable     Deficit
                                                   ---------  ------     -----------  -----------  ----------  -------------
Balance at December 31, 2002                       8,754,400   8,754         255,798     (290,281)          -        (25,729)
                                                   ---------  ------     -----------  -----------  ----------  -------------

Sale of common stock                               1,000,000   1,000          29,000            -           -         30,000

Common stock previously issuable as compensation           -       -               -            -           -              -

Common stock issued upon warrant exercise                  -       -               -            -           -              -

Net Loss for the year  Decemebr 31, 2003                   -       -               -      (69,271)          -        (69,271)
                                                   ---------  ------     -----------  -----------  ----------  -------------

Balance at December 31, 2003                       9,754,400   9,754         284,798     (359,552)          -        (65,000)

 Common stock issued for debt                     80,000,000  80,000               -            -     (80,000)             -

 Net Loss for the period                                   -       -               -      (15,000)          -        (15,000)
                                                  ----------  ------     -----------  -----------  ----------  -------------

                                                  89,754,400   89,754        284,798     (374,552)    (80,000)       (80,000)


   The accompanying notes are an integral part of these financial statements.

                           NEVADA HOLDING GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Nevada Holding Group, Inc. (the "Company") was organized October 28, 1999, as a Nevada corporation. The Company was organized for the purpose of acquiring equity positions in start-up and existing companies. The Company also provided companies with consulting services with regard to raising capital, equity formation, and development of management teams, implementing marketing programs when appropriate and guidance in filing registration statements. We no longer conduct these business activities. We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for issuance of our securities. Our current business plan is more fully described under "Plan of Operation," below.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2003 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for the full fiscal year ending December 31, 2004.

Estimates

The preparation of the balance sheet in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of footnote information at the date of the balance sheet. Actual results could differ from those estimates. Revenue recognition Revenue is recognized as services are performed and billed.

                           NEVADA HOLDING GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments

The carrying amounts of financial instruments including cash and prepaid expenses approximate their fair value because of their short maturities.

Net income (loss) per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

Stock-based compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25,
"Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

NOTE 2 - STOCKHOLDERS' DEFICIT

On March 30, 2004 the Board of Directors authorized the issuance of 80,000,000 common shares of common stock to Netter, LLC, a New Jersey corporation. These shares were in exchange for assuming all of the outstanding liabilities of the Company of $80,000. Since no formal settlement agreement has been entered into with the respective vendors, the Company reflected the $80,000 as a note receivable related to the issuance of common stock on the accompanying balance sheet. In connection with this issuance, the Company effected a change in control. On March 30, 2004, the Company's former

                           NEVADA HOLDING GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004

NOTE 2 - STOCKHOLDERS' DEFICIT (continued)

officers and directors resigned in all capacities as officers of the Corporation and the Board of Directors appointed Henry Val, the sole manager and member of Netter LLC as the Company's sole directors and officer.

NOTE 3 - SUBSEQUENT EVENTS

On April 12, 2004, the Company entered into a business consulting agreement with AGI Partners, Inc, for business development and administration services for a twenty four month period. In consideration for these services, the Company issued the consultant 3,000,000 shares of common stock and granted an option to purchase 3,000,000 shares of common stock at an exercise price of $.025 per share. These options are not subject to any reverse splits by the Company. The Company valued the common shares at the quoted trading price on the date of the agreement at $.04 per common share or $120,000 which will be amortized over the service period. The fair value of the options grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 192 percent; risk-free interest rate of 4.50 percent and an expected holding periods of 5 years. In connection with these option, the Company recorded non-cash compensation expense of $117,326 to be amortized over the service period. In September, 2004, the Company exercised we were advised that this option would be amended to accept 5,000,000 "free trading" common shares of EXUS, the parent company of AGI, in lieu of the cash exercise price.

On April 29, 2004, the Company established a Board of Advisors of two individuals. These individuals received 250,000 shares of common stock each as compensation for their services as an advisor. The Company valued the common shares at the quoted trading price on the date of the resolution at $.10 per common share or $50,000 which will be amortized over the service period.

In August 2004, holders of a majority of the issued and outstanding shares of our common stock approved an amendment to our Articles of Incorporation whereby we increased the number of our authorized common shares to 1,000,000,000. The par value of our common stock did not change.

In September 2004, the Company issued an aggregate of 480,000 shares of common stock to two (2) persons/entities who paid an aggregate of $12,000 for such shares ($.025 per share).

                           NEVADA HOLDING GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004

NOTE 3 - SUBSEQUENT EVENTS (continued)

In September 2004, the Company issued 250,000 shares of common stock for services, which shares were issued in favor of Reich Brothers pursuant to a consulting agreement between the Company and Reich Bros.

Effective September 20, 2004, the Company entered into a letter of intent to acquire an exclusive license from the Institute of Geoinformational Analysis of the Earth ("IGAE"). If we acquire this license, the Company intends to market the Institute's proprietary Remote Earth Sensing (RES) technology. This Geoinformational Analysis technology would enable the user to locate underground mineral deposits or water by processing space images data combining with geological data of the land surface, taken from the satellites, and using proprietary software and specially devised analytical algorithms. The License will cover North and South America and Australia. When granted, the license will allow the Company to market RES applications non-exclusively in the rest of the world. It is also intended that the Company will market this RES technology to oil, gas, mining and oceanographic customers. Relevant thereto, on September 29, 2004, we signed an agreement with Frontier Oil and Gas, Ltd., Houston , Texas, to provide them with a scan of a prospective oil and gas field at a cost of $100,000, subject to the closing of the IGAE agreement, which may also be paid in stock. We also intend to offer these services to engineering and auditing firms, for verification of reserves.

The total purchase price for the license is $15 Million, which is required to be paid on or before December 15, 2004. As security for payment of the $15 million note, we have agreed to issue to IGAE a certificate for 140,700,000 shares of our common stock. IGAE shall have the right to convert the note, at their sole option, in lieu of accepting payment of the aforesaid $15 million debt. We are currently conducting due diligence and expect to finalize this transaction within 90 days if no problems arise.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NEVADA HOLDING GROUP, INC.
                                         (Registrant)

                                         Dated: October 5, 2004



                                         By    s/Henry Val
                                           ------------------------------------
                                           Henry Val, Chief Executive Officer