Form 10QSB
period 2004-06-30
NEVADA HOLDING GROUP INC /NV/
filed 2004-11-09
CIK 1134011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes
  X    No       .
- -----     -----

The number of shares of the registrant's only class of common stock issued and outstanding, as of November 5, 2004, was 97,934,400 shares.

Documents incorporated by reference: none

                           NEVADA HOLDING GROUP, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2004
                                      INDEX


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

    Balance Sheet
             As of June 30, 2004 (Unaudited) ..................................4
    Statements of Operations (Unaudited)
             For the Three and Six Months ended June 30, 2004 and 2003.........5
    Statements of Cash Flows (Unaudited)
             For the Six Months Ended June 30, 2004 and 2003...................6
    Condensed Notes to Financial Statements....................................7

    Item 2 - Management's Discussion and Analysis and Results of Operations...10

    Item 3 - Control and Procedures...........................................14

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings................................................15

    Item 2 - Changes in Securities and Use of Proceeds........................15


    Item 3 - Defaults Upon Senior Securities..................................15

    Item 4 - Submission of Matters to a Vote of Security Holders..............15

    Item 5 - Other Information................................................15

    Item 6 - Exhibits and Reports on Form 8-K.................................16

    Signatures................................................................17

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                           NEVADA HOLDING GROUP, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2004
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:

     Cash                                                                    --
                                                                       --------

      Total Assets                                                     $     --
                                                                       ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses                                80,000
                                                                       --------

        Total Current Liabilities                                        80,000
                                                                       --------

STOCKHOLDERS' DEFICIT:
    Common Stock ($.001 Par Value; 1,000,000,000 Shares Authorized;
        89,754,400 Shares Issued and Outstanding)                        89,754
    Additional Paid-in Capital                                          284,798
    Accumulated Deficit                                                (374,552)
    Note Receivable Related  to Issuance of Common Stock                (80,000)
                                                                       --------

        Total Stockholders' Deficit                                     (80,000)
                                                                       --------

        Total Liabilities and Stockholders' Deficit                    $     --
                                                                       ========


   The accompanying notes are an integral part of these financial statements.

                           NEVADA HOLDING GROUP, INC.
                            STATEMENTS OF OPERATIONS

                                                                For the Three Months Ended
                                                                         March 31,
                                                                 ------------------------
                                                                   2004            2003
                                                                ----------      ---------
                                                                (Unaudited)    (Unaudited)
REVENUES                                                        $       --      $      --
                                                                ----------      ---------

OPERATING EXPENSES:
    Professional and Legal Fees                                      3,000          2,500
    General and Administrative                                      12,000          2,948
                                                                ----------      ---------

        Total Operating Expenses                                    15,000          5,448
                                                                ----------      ---------

LOSS FROM OPERATIONS                                               (15,000)        (5,448)
                                                                ----------      ---------
OTHER INCOME (EXPENSES):
    Gain from sale of marketable securities                             --          1,739
    Interest Expense, net                                               --           (562)
                                                                ----------      ---------
TOTAL OTHER INCOME (EXPENSES)                                           --          1,177
                                                                ----------      ---------
NET LOSS                                                        $  (15,000)     $  (4,271)
                                                                ==========      =========

BASIC AND DILUTED:

      Net Loss Per Common Share - Basic and Diluted             $    (0.00)     $   (0.00)
                                                                ==========      =========
      Weighted Common Shares Outstanding - Basic and Diluted    10,633,521      9,754,400
                                                                ==========      =========


   The accompanying notes are an integral part of these financial statements.

                           NEVADA HOLDING GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        For the Three Months
                                                                           Ended March 31,
                                                                        --------------------
                                                                           2004       2003
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                            $(15,000)   $ (4,271)
    Adjustments to Reconcile Net Loss to Net Cash Used in Operations:

              Gain from Sale of Marketable Securities                         --      (1,739)

       Change in operarting assets and liabilities
              Accounts Payable and Accrued Expenses                       15,000     (24,419)
                                                                        --------    --------

    Net Cash Flows Used in Operating Activities                               --     (30,429)
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Marketable Securities                               --      15,339
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Sale of Common Stock                                        --      30,000
    (Payment on) Proceeds from Notes Payable                                  --     (15,000)
                                                                        --------    --------

    Net Cash Flows Provided by Financing Activities                           --      15,000
                                                                        --------    --------

Net Decrease in Cash                                                          --         (90)

Cash - Beginning of Year                                                      --          90
                                                                        --------    --------
Cash - End of Period                                                    $     --    $     --
                                                                        ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest                                                             $     --    $     --
                                                                        ========    ========
   Income Taxes                                                         $     --    $     --
                                                                        ========    ========

   The accompanying notes are an integral part of these financial statements.

                           NEVADA HOLDING GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2003 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results for the full fiscal year ending December 31, 2004.

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

Net income (loss) per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Not included in basic earnings per share are 3,000,000 stock options because they are anti-dilutive as of June 30, 2004.

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

                           NEVADA HOLDING GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004

NOTE 2 - STOCKHOLDERS' DEFICIT

On March 30, 2004 the Board of Directors authorized the issuance of 80,000,000 common shares of common stock to Netter, LLC, a New Jersey corporation. These shares were in exchange for assuming all of the outstanding liabilities of the Company of $80,000. Since no formal settlement agreement has been entered into with the respective vendors, the Company reflected the $80,000 as a note receivable related to the issuance of common stock on the accompanying balance sheet. In connection with this issuance, the Company effected a change in control. On March 30, 2004, the Company's former officers and directors resigned in all capacities as officers of the Corporation and the Board of Directors appointed Henry Val, the sole manager and member of Netter LLC as the Company's sole directors and officer.

On April 12, 2004, the Company entered into a business consulting agreement with AGI Partners, Inc, for business development and administration services for a twenty four month period. In consideration for these services, the Company issued the consultant 3,000,000 shares of common stock and granted an option to purchase 3,000,000 shares of common stock at an exercise price of $.025 per share. These options are not subject to any reverse splits by the Company. The Company valued the common shares at the quoted trading price on the date of the agreement at $.04 per common share or $120,000. In connection with these shares, the Company recorded stock-based compensation expense of $12,500 and deferred compensation of $107,500 to be amortized over the service period. The fair value of the options grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 192 percent; risk-free interest rate of 4.50 percent and an expected holding periods of 5 years. In connection with this option, the Company recorded stock-based compensation expense of $12,221 and deferred compensation of $105,105 to be amortized over the service period. In September 2004, the Company agreed to amended this option by agreeing to accept 5,000,000 "free trading" common shares of EXUS, the parent company of AGI, in lieu of the cash exercise price. The issuance price of the Company's 3,000,000 shares was $.025 per share. The market price of EXUS's common stock on the exercise date was approximately $.015 per share.

On May 15, 2004, the Company entered into a consulting agreement for business development services. The consultant received 250,000 shares of common stock as compensation for his services as an advisor. The Company valued the common shares at the quoted trading price on the date of the resolution at $.05 per common share or $12,500 which will be amortized over the service period.

A summary of the status of the Company's outstanding stock options as of June 30, 2004 and changes during the six months ended June 30, 2004 is as follows:

                                                                      Weighted
                                                                       Average
                                                                      Exercise
                                                       Shares           Price
                                                      ---------       ---------
          Outstanding at January 1, 2004                      -       $       -
           Granted                                    3,000,000           0.025
           Exercised                                          -               -
                                                      ---------       ---------
          Outstanding at June 30, 2004                3,000,000       $   0.025
                                                      =========       =========

           Options exercisable at end of period       3,000,000       $   0.025
                                                      =========       =========
          Weighted-average fair value of options
               And warrants granted during the period                     $0.25

The following information applies to options outstanding at June 30, 2004:

                                       Options Outstanding      Options Exercisable
                                     ------------------------  ----------------------
                                      Weighted -
                                        Average    Weighted -              Weighted -
                                      Remaining     Average                 Average
                                     Contractual    Exercise                Exercise
Range of Exercise Prices   Shares    Life (Years)    Price       Shares      Price
- ------------------------  ---------  -----------  -----------  ----------  ----------
$.025                     3,000,000      4.75     $     0.025   3,000,000  $    0.025

                           NEVADA HOLDING GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004

NOTE 3 - SUBSEQUENT EVENTS

In August 2004, holders of a majority of the issued and outstanding shares of our common stock approved an amendment to our Articles of Incorporation whereby weF increased the number of our authorized common shares to 1,000,000,000. The par value of our common stock did not change.

In September and October 2004, the Company issued an aggregate of 1,680,000 shares of common stock to four persons/entities at a price of $.025 per share.

In September 2004, the Company issued 250,000 shares of common stock for services, which shares were issued in favor of Reich Brothers pursuant to a consulting agreement between the Company and Reich Bros.

Effective September 20, 2004, the Company entered into a letter of intent to acquire an exclusive license from the Institute of Geoinformational Analysis of the Earth ("IGAE"). If the Company acquires this license, it intends to market the Institute's proprietary Remote Earth Sensing (RES) technology. This Geoinformational Analysis technology would enable the user to locate underground mineral deposits or water by processing space images data combining with geological data of the land surface, taken from the satellites, and using proprietary software and specially devised analytical algorithms. The License will cover North and South America and Australia. When granted, the license will allow the Company to market RES applications non-exclusively in the rest of the world. It is also intended that the Company will market this RES technology to oil, gas, mining and oceanographic customers. Relevant thereto, on September 29, 2004, the Company signed an agreement with Frontier Oil and Gas, Ltd., Houston , Texas, to provide them with a scan of a prospective oil and gas field at a cost of $100,000, subject to the closing of the IGAE agreement, which may also be paid in stock. We also intend to offer these services to engineering and auditing firms, for verification of reserves.

The proposed total purchase price for the license is $15 Million, which is required to be paid on or before December 15, 2004. As security for payment of the $15 million note, we have agreed to issue to IGAE a certificate for 140,700,000 shares of the Company's common stock. IGAE shall have the right to convert the note, at their sole option, in lieu of accepting payment of the aforesaid $15 million debt. The Company is currently conducting due diligence and expects to finalize this transaction within 45 days if no problems arise.

In October 2004, the Company agreed to amend the terms of the option previously issued in favor of AGI Partners Ltd. By accepting 5,000,000 "free trading" shares of Exus Global, Inc, the parent company of AGI, in lieu of cash consideration. Thereafter, AGI exercised its 3,000,000 share option and issued the Company 5,000,000 common shares of Exus Global, Inc. in exchange therefore. The market price of the Exus common stock at the time of such exercise was $.015 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited Financial Statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

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

We generated no revenues during the six month period ended June 30, 2004, and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless we engage in a business combination, as described herein.

Results of Operations

Comparison of Results of Operations for the six month period ended June 30, 2004 and 2003

We generated no revenues during the six month periods ended June 30, 2004 and 2003, and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless we engage in a business combination, as described herein. We had no costs of sales.

For the six months ended June 30, 2004, we recorded stock-based compensation expense of $26,284 related to the issuance of common stock and stock option during the period.

General and administrative expenses were $12,000 during our six month period ended June 30, 2004, compared to $2,948 during the comparable period in 2003, an increase of $9,052. This increase was primarily attributable to the fact that we were dormant during 2003, but began to implement our business plan described herein during 2004.

As a result, we incurred a net loss of $(41,284) during the six month period ended June 30, 2004 (less than $0.01 per share) as compared to a net loss of $(4,271) during the comparable period in 2003.

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

While we reviewed various potential merger or acquisition candidates during the six month period ended June 30, 2004, no definitive agreement was reached with any such party. See "Subsequent Event," below.

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

In September 2004, we issued 250,000 shares of common stock for services, which shares were issued in favor of Reich Brothers pursuant to a consulting agreement between the Company and Reich Bros.

Effective September 20, 2004, we entered into a letter of intent to acquire an exclusive license from the Institute of Geoinformational Analysis of the Earth ("IGAE"). If we acquire this license, we intend to market the Institute's proprietary Remote Earth Sensing (RES) technology. This Geoinformational Analysis technology would enable us to locate underground mineral deposits or water by processing space images data combining with geological data of the land surface, taken from the satellites, and using proprietary software and specially devised analytical algorithms. The License covers North and South America and Australia. When granted, the license will allow us to market RES applications non-exclusively in the rest of the world. We also intend to market this RES technology to oil, gas, mining and oceanographic customers. A typical service contract, including a full scan of a small to medium size field (approx. 25 square kilometers in size), including all the analysis, will cost a client between $500,000-$800,000. Several companies have already expressed interest and approximately 10 jobs are anticipated for 2005. Relevant thereto, on September 29, 2004, we signed an agreement with Frontier Oil and Gas, Ltd., Houston , Texas, to provide them with a scan of a prospective oil and gas field at a cost of $100,000, which may also be paid in stock. We also intend to offer these services to engineering and auditing firms, for verification of reserves.

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

In September and October 2004, we sold an aggregate of 1,680,000 shares of restricted common shares for proceeds of $42,000 ($.025 per share).

In October 2004, we agreed to amend the terms of the option previously issued in favor of AGI Partners Ltd. by accepting 5,000,000 "free trading" shares of Exus Global, Inc, the parent company of AGI, in lieu of cash consideration. Thereafter, AGI exercised its 3,000,000 share option and issued us 5,000,000 common shares of Exus Global, Inc. in exchange therefore. The market price of the Exus common stock at the time of such exercise was $.015 per share.

Liquidity and Capital Resources

At June 30, 2004, we had no cash and $80,000 in accounts payable and accrued expenses. This debt arose from prior management activities and is the debt assumed by our principal shareholder as part of the agreement where such shareholder assumed ownership of its stock in our company. As of the date of this Report, our current cash position is not sufficient to meet our current obligations. Furthermore, as we continue operations we expect to incur additional costs and expenses related to the implementation of our business plan described above. To meet these obligations, it is anticipated that current management may need to make loans to us, or otherwise make other arrangements with these creditors. Because we are not currently required to pay salaries to any of our officers or directors, management believes that we will be able to continue operations through the foreseeable future. However, because of our working capital deficit, stockholders' deficit and history of operating losses, there is substantial doubt about our ability to continue as a going concern. Unless the agreement discussed above with IGAE is successfully consummated, of which there can be no assurance, it is further anticipated that we will continue to incur expenses without corresponding revenues during the foreseeable future.

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

Inflation

Although our management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six month period ended June 30, 2004.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

NONE

ITEM 2. CHANGES IN SECURITIES

On April 12, 2004, we entered into a business consulting agreement with AGI Partners, Inc. ("AGI"), for business development and administration services for a twenty-four month period. In consideration for these services, we issued this consultant 3,000,000 shares of common stock and granted an option to purchase 3,000,000 shares of common stock at an exercise price of $.025 per share. These options are not subject to any reverse splits by us. We valued the common shares at the quoted trading price on the date of the agreement at $.04 per common share, or $120,000, which will be amortized over the service period. The fair value of the options grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 192 percent; risk-free interest rate of 4.50 percent and an expected holding period of 5 years. In connection with these options, we recorded non-cash compensation expense of $117,326, to be amortized over the service period. In September, we were advised that this option would be amended to accept 5,000,000 "free trading" common shares of EXUS, the parent company of AGI, in lieu of the cash exercise price. In October, AGI exercised their option and received 3,000,000 shares for 5,000,000 shares of Exus Global Inc ( EXGO).

On May 15, 2004, we entered into a consulting agreement for business development services. The consultant received 250,000 shares of common stock as compensation for his services as an advisor. The Company valued the common shares at the quoted trading price on the date of the resolution at $.05 per common share or $12,500, which will be amortized over the service period.

Subsequent Events

In September 2004, we issued 250,000 shares of our common stock for services, which shares were issued in favor of Reich Brothers pursuant to a consulting agreement between us and Reich Bros.

In September and October 2004, we sold an aggregate of 1,680,000 shares of restricted common shares for proceeds of $42,000 ($.025 per share).

In October 2004, we agreed to amend the terms of the option previously issued in favor of AGI Partners Ltd., by accepting 5,000,000 "free trading" shares of Exus Global, Inc, the parent company of AGI, in lieu of cash consideration. Thereafter, AGI exercised its 3,000,000 share option and issued the Company 5,000,000 common shares of Exus Global, Inc. in exchange therefore. The market price of the Exus common stock at the time of such exercise was $.015 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

NONE

Subsequent Event

In August 2004, holders of a majority of the issued and outstanding shares of our common stock approved an amendment to our Articles of Incorporation whereby we increased the number of our authorized common shares to 1,000,000,000. The par value of our common stock did not change.

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification of Financial Statements in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Financial Statements in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

We did not file any reports on Form 8-K during the three month period ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this 8th day of November, 2004.

                                       NEVADA HOLDING GROUP, INC.
                                      (Registrant)


                                      By s/Henry Val
                                        ----------------------------------------
                                        Henry Val, Chief Executive Officer