Form 10QSB
period 2004-09-30
NEVADA HOLDING GROUP INC /NV/
filed 2004-11-12
CIK 1134011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2004

                         Commission File Number: 0-32321

                           NEVADA HOLDING GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   88-0440989
                        (IRS Employer Identification No.)

                        419 Park Avenue South, Suite 1302
                               New York, New York
                    (Address of principal executive offices)

                                      10016
                                   (Zip Code)

                                 (212) 684-2111
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes
  X    No      .
-----    -----

The number of shares of the registrant's only class of common stock issued and outstanding, as of November 11, 2004, was 97,934,400 shares.

Documents incorporated by reference: none

                           NEVADA HOLDING GROUP, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                                      INDEX






                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

    Balance Sheet
             As of September 30, 2004 (Unaudited)..............................4
    Statements of Operations (Unaudited)
             For the Three and Nine Months ended September 30, 2004 and 2003...5 Statements of Cash Flows (Unaudited)
             For the Nine Months Ended September 30, 2004 and 2003.............6
    Condensed Notes to Financial Statements....................................7

    Item 2 - Management's Discussion and Analysis and Results of Operations...12

    Item 3 - Control and Procedures...........................................17

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings................................................18

    Item 2 - Changes in Securities and Use of Proceeds........................18

    Item 3 - Defaults Upon Senior Securities..................................18

    Item 4 - Submission of Matters to a Vote of Security Holders..............18

    Item 5 - Other Information................................................18

    Item 6 - Exhibits and Reports on Form 8-K.................................18

    Signatures................................................................19

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                           NEVADA HOLDING GROUP, INC.
                                  BALANCE SHEET
                               September 30, 2004
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
     Cash                                                              $    113
                                                                       --------

      Total Assets                                                     $    113
                                                                       ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses                                86,543
     Due to Related party                                                17,000
                                                                       --------
        Total Current Liabilities                                       103,543
                                                                       --------
STOCKHOLDERS' DEFICIT:
    Common Stock ($.001 Par Value; 1,000,000,000 Shares Authorized;
        93,734,400 Shares Issued and Outstanding)                        93,734
    Additional Paid-in Capital                                          567,644
    Accumulated Deficit                                                (494,057)
    Deferred Compensation                                              (190,751)
    Note Receivable Related  to Issuance of Common Stock                (80,000)
                                                                       --------
        Total Stockholders' Deficit                                    (103,430)
                                                                       --------

        Total Liabilities and Stockholders' Deficit                    $    113
                                                                       ========



                 See accompanying notes to financial statements.

                           NEVADA HOLDING GROUP, INC.
                            STATEMENTS OF OPERATIONS

                                                                For the Three Months Ended     For the Nine Months Ended
                                                                        September 30,                September 30,
                                                                 -------------------------     -------------------------
                                                                   2004             2003          2004           2003
                                                                 ----------      ---------     ----------      ---------
                                                                (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)
REVENUES                                                         $       --      $      --     $       --      $      --
                                                                 ----------      ---------     ----------      ---------
OPERATING EXPENSES:
    Professional and legal fees                                      11,042             --         14,042          2,500
    Stock-based compensation                                         57,791             --         84,075             --
    General and administrative                                       24,388             --         36,388          2,948
                                                                 ----------      ---------     ----------      ---------
        Total Operating Expenses                                     93,221             --        134,505          5,448
                                                                 ----------      ---------     ----------      ---------
LOSS FROM OPERATIONS                                                (93,221)            --       (134,505)        (5,448)
                                                                 ----------      ---------     ----------      ---------
OTHER INCOME (EXPENSES):
    Gain from sale of marketable securities                              --             --             --          1,739
    Interest expense, net                                                --             --             --           (562)
                                                                 ----------      ---------     ----------      ---------
TOTAL OTHER INCOME (EXPENSES)                                            --             --             --          1,177
                                                                 ----------      ---------     ----------      ---------
                                                                 $  (93,221)     $      --     $ (134,505)     $  (4,271)
                                                                 ==========      =========     ==========      =========

BASIC AND DILUTED:

      Net Loss Per Common Share - Basic and Diluted              $    (0.00)    $       --     $    (0.00)     $   (0.00)
                                                                 ==========      =========     ==========      =========
      Weighted Common Shares Outstanding - Basic and Diluted     93,141,791      9,754,400     61,521,334      9,754,400
                                                                 ==========      =========     ==========      =========

                 See accompanying notes to financial statements.

                           NEVADA HOLDING GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          For the Nine Months
                                                                          Ended September 30,
                                                                        -----------------------
                                                                           2004         2003
                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                            $(134,505)   $  (4,271)
    Adjustments to Reconcile Net Loss to Net Cash Used in Operations:

              Gain from Sale of Marketable Securities                          --       (1,739)
              Stock-based Compensation                                     84,075           --

       Change in operarting assets and liabilities
              Accounts Payable and Accrued Expenses                        21,543      (24,419)
                                                                        ---------    ---------
    Net Cash Flows Used in Operating Activities                           (28,887)     (30,429)
                                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Marketable Securities                                --       15,339
                                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Sale of Common Stock                                     12,000       30,000
    Proceeds from Advances from Related Party                              17,000           --
    (Payment on) Proceeds from Notes Payable                                   --      (15,000)
                                                                        ---------    ---------
    Net Cash Flows Provided by Financing Activities                        29,000       15,000
                                                                        ---------    ---------

Net Increase (Decrease) in Cash                                               113          (90)

Cash - Beginning of Year                                                       --           90
                                                                        ---------    ---------
Cash - End of Period                                                    $     113    $      --
                                                                        =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest                                                             $      --    $      --
                                                                        =========    =========
   Income Taxes                                                         $      --    $      --
                                                                        =========    =========

   The accompanying notes are an integral part of these financial statements.

                           NEVADA HOLDING GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2004

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

Relevant to the discussion of the business plan herein, effective September 20, 2004, the Company entered into a letter of intent to acquire an exclusive license from the Institute of Geoinformational Analysis of the Earth ("IGAE"). If the Company acquires this license, it intends to market the Institute's proprietary Remote Earth Sensing (RES) technology. This Geoinformational Analysis technology would enable the user to locate underground mineral deposits or water by processing space images data combining with geological data of the land surface, taken from the satellites, and using proprietary software and specially devised analytical algorithms. The License will cover North and South America and Australia. When granted, the license will allow the Company to market RES applications non-exclusively in the rest of the world. It is also intended that the Company will market this RES technology to oil, gas, mining and oceanographic customers. Relevant thereto, on September 29, 2004, the Company signed an agreement with Frontier Oil and Gas, Ltd., Houston, Texas, to provide them with a scan of a prospective oil and gas field at a cost of $100,000, subject to the closing of the IGAE agreement, which may also be paid in stock. We also intend to offer these services to engineering and auditing firms, for verification of reserves.

The proposed total purchase price for the license is $15 Million, which is required to be paid on or before December 15, 2004. As security for payment of the $15 million note, we have agreed to issue to IGAE a certificate for 140,700,000 shares of the Company's common stock. IGAE shall have the right to convert the note, at their sole option, in lieu of accepting payment of the aforesaid $15 million debt. The Company is currently conducting due diligence and expects to finalize this transaction within 45 days from the date of this report, if no problems arise.

                           NEVADA HOLDING GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                               September 30, 2004


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Nature of business (continued)

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2003 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results for the full fiscal year ending December 31, 2004.

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

Net income (loss) per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Not included in basic earnings per share are 3,000,000 stock options because they are anti-dilutive as of September 30, 2004.

                           NEVADA HOLDING GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                               September 30, 2004


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

NOTE 2 - RELATED PARTY TRANSACTIONS

A certain officer/shareholder of the Company or an affiliated entity from time to time advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. At September 30, 2004, amounts owed to this related party amounted to $17,000.

NOTE 3 - STOCKHOLDERS' DEFICIT

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

                           NEVADA HOLDING GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                               September 30, 2004

NOTE 3 - STOCKHOLDERS' DEFICIT (continued)

On April 12, 2004, the Company entered into a business consulting agreement with AGI Partners, Inc, for business development and administration services for a twenty four month period. In consideration for these services, the Company issued the consultant 3,000,000 shares of common stock and granted an option to purchase 3,000,000 shares of common stock at an exercise price of $.025 per share. These options are not subject to any reverse splits by the Company. The Company valued the common shares at the quoted trading price on the date of the agreement at $.04 per common share or $120,000. In connection with these shares, the Company recorded stock-based compensation expense of $27,500 and deferred compensation of $92,500 to be amortized over the service period. The fair value of the options grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 192 percent; risk-free interest rate of 4.50 percent and an expected holding periods of 5 years. In connection with this option, the Company recorded stock-based compensation expense of $26,887 and deferred compensation of $90,439 to be amortized over the service period. In September 2004, the Company agreed to amend this option by agreeing to accept 5,000,000 "free trading" common shares of EXUS, the parent company of AGI, in lieu of the cash exercise price. In October 2004, the Consultant exercised its options. The issuance price of the Company's 3,000,000 shares was $.025 per share. The market price of EXUS's common stock on the exercise date was approximately $.015 per share.

On May 15, 2004, the Company entered into a consulting agreement for business development services. The consultant received 250,000 shares of common stock as compensation for his services as an advisor. The Company valued the common shares at the quoted trading price on the date of the resolution at $.05 per common share or $12,500 which will be amortized over the service period. In connection with this option, the Company recorded stock-based compensation expense of $4,688 and deferred compensation of $7,812 to be amortized over the service period.

In September 2004, the Company issued 250,000 shares of common stock for services, which shares were issued in favor of Reich Brothers pursuant to a consulting agreement between the Company and Reich Bros. The Company valued the common shares at the quoted trading price on the date of the resolution at $.10 per common share, or $25,000, which was charged to stock-based compensation.

In September 2004, the Company sold an aggregate of 480,000 shares of common stock to persons/entities at a price of $.025 per share for net proceeds of $12,000.

                           NEVADA HOLDING GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                               September 30, 2004

NOTE 3 - STOCKHOLDERS' DEFICIT (continued)

A summary of the status of the Company's outstanding stock options as of September 30, 2004 and changes during the nine months ended September 30, 2004 is as follows:

                                                                 Weighted
                                                                 Average
                                                                 Exercise
                                                   Shares          Price
                                                 ---------       --------
    Outstanding at January 1, 2004                       -       $      -
     Granted                                     3,000,000          0.025
     Exercised                                           -              -
                                                 ---------       --------
    Outstanding at September 30, 2004            3,000,000       $  0.025
                                                 =========       ========

     Options exercisable at end of period        3,000,000       $  0.025
                                                 =========       ========
    Weighted-average fair value of options
         And warrants granted during the period                  $   0.25


The following information applies to options outstanding at September 30, 2004:

                                                       Options Outstanding            Options Exercisable
                                                  ----------------------------    -----------------------
                                                   Weighted -
                                                     Average       Weighted -                    Weighted -
                                                   Remaining         Average                      Average
                                                  Contractual        Exercise                     Exercise
Range of Exercise Prices              Shares      Life (Years)        Price          Shares        Price
------------------------           -----------    ------------     -----------    -------------- ----------
$.025                              3,000,000            4.75        $ 0.025          3,000,000     $0.025


NOTE 4 - SUBSEQUENT EVENTS

In October 2004, the Company sold an aggregate of 1,200,000 shares of common stock to persons/entities at a price of $.025 per share for net proceeds of $30.000..

In October 2004, the Company agreed to amend the terms of the option previously issued in favor of AGI Partners Ltd. By accepting 5,000,000 "free trading" shares of Exus Global, Inc, the parent company of AGI, in lieu of cash consideration. Thereafter, AGI exercised its option to purchase 3,000,000 shares and issued the Company 5,000,000 common shares of Exus Global, Inc. in exchange therefore. The market price of the Exus common stock at the time of such exercise was $.015 per share.

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

We were originally organized for the purpose of acquiring equity positions in start-up and existing companies. We also provided companies with consulting services with regard to raising capital, equity formation, development of management teams, implementing marketing programs when appropriate, and guidance in filing registration statements. We no longer conduct these business activities. We intend to seek to acquire assets or shares of an entity actively engaged in a business which is generating revenues, in exchange for issuance of our securities. Our current business plan is more fully described under "Plan of Operation," below.

We generated no revenues during the nine month period ended September 30, 2004, and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless we engage in a business combination, as described herein.

Results of Operations

Comparison of Results of Operations for the nine month period ended September 30, 2004 and 2003

We generated no revenues during the nine month periods ended September 30, 2004 and 2003, and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless we engage in a business combination, as described herein. We had no costs of sales.

Professional and legal fees were $14,042 during our nine month period ended September 30, 2004, compared to $2,500 during the comparable period in 2003, an increase of $11,542. This increase was primarily attributable to the fact that we were dormant during 2003, but began to implement our business plan described herein during 2004. Accordingly, we incurred professional fees in connection with our SEC filings.

For  the  nine  months  ended  September  30,  2004,  we  recorded   stock-based
compensation expense of $84,075 related to the issuance of common stock and stock options during the period.

General and administrative expenses were $36,388 during our nine month period ended September 30, 2004, compared to $2,948 during the comparable period in 2003, an increase of $33,440. This increase was primarily attributable to the fact that we were dormant during 2003, but began to implement our business plan described herein during 2004. In the 2004 period, we incurred travel expenses related to business development activites.

As a result, we incurred a net loss of $(134,505) during the nine month period ended September 30, 2004 (less than $0.01 per share) as compared to a net loss of $(4,271) during the comparable period in 2003.

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

While we reviewed various potential merger or acquisition candidates during the nine month period ended September 30, 2004, no definitive agreement was reached with any such party. However, effective September 20, 2004, we entered into a letter of intent to acquire an exclusive license from the Institute of Geoinformational Analysis of the Earth ("IGAE"). If we acquire this license, we intend to market the Institute's proprietary Remote Earth Sensing (RES) technology. This Geoinformational Analysis technology would enable the user to locate underground mineral deposits or water by processing space images data combining with geological data of the land surface, taken from the satellites, and using proprietary software and specially devised analytical algorithms. The License will cover North and South America and Australia. When granted, the license will allow us to market RES applications non-exclusively in the rest of the world.

It is also intended that we will market this RES technology to oil, gas, mining and oceanographic customers. Relevant thereto, on September 29, 2004, we signed an agreement with Frontier Oil and Gas, Ltd., Houston , Texas, to provide them with a scan of a prospective oil and gas field at a cost of $100,000, subject to the closing of the IGAE agreement. This fee may also be paid in stock. We also intend to offer these services to engineering and auditing firms, for verification of reserves.

The proposed total purchase price for the license is $15 Million, which is required to be paid on or before December 15, 2004. As security for payment of the $15 million note, we have agreed to issue to IGAE a certificate for 140,700,000 shares of our common stock. IGAE shall have the right to convert the note, at their sole option, in lieu of accepting payment of the aforesaid $15 million debt. We are currently conducting due diligence and expects to finalize this transaction within 45 days from the date of this report, if no problems arise, which cannot be assured.

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

As part of our investigation, our management will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the opportunity and our relative negotiation strength and such other management.

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

Liquidity and Capital Resources

At September 30, 2004, we had $113 in cash, $86,543 in accounts payable and accrued expenses, and we had amounts due a related party of $17,000. Part of this debt arose from prior management activities and is the debt assumed by our principal shareholder as part of the agreement where such shareholder assumed ownership of its stock in our company, with the balance of the accounts payable arising from our reestablishing business operations. As of the date of this Report, our current cash position is not sufficient to meet our current obligations. Furthermore, as we continue operations we expect to incur additional costs and expenses related to the implementation of our business plan described above. To meet these obligations, it is anticipated that current management may need to make loans to us, or otherwise make other arrangements with these creditors. Because we are not currently required to pay salaries to any of our officers or directors, management believes that we will be able to continue operations through the foreseeable future. However, because of our working capital deficit, stockholders' deficit and history of operating losses, there is substantial doubt about our ability to continue as a going concern. Unless the agreement discussed above with IGAE is successfully consummated, of which there can be no assurance, it is further anticipated that we will continue to incur expenses without corresponding revenues during the foreseeable future.

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

(b) Reports on Form 8-K.

We did not file any reports on Form 8-K during the three month period ended September 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 11th day of November, 2004.

                                           NEVADA HOLDING GROUP, INC.
                                           (Registrant)

                                           By: s/ Henry Val
                                              ----------------------------------
                                              Henry Val, Chief Executive Officer