Form 10QSB/A
period 2004-06-30
NEVADA HOLDING GROUP INC /NV/
filed 2004-12-23
CIK 1134011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A1

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
-----      ----

The number of shares of the registrant's only class of common stock issued and outstanding, as of November 5, 2004, was 97,934,400 shares.

Documents incorporated by reference: none

                           NEVADA HOLDING GROUP, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2004
                                      INDEX






                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Balance Sheet
              As of June 30, 2004 (Unaudited) .................................4
     Statements of Operations (Unaudited)
              For the Three and Six Months ended June 30, 2004 and 2003........5
     Statements of Cash Flows (Unaudited)
              For the Six Months Ended June 30, 2004 and 2003..................6
     Condensed Notes to Financial Statements...................................7

     Item 2 - Management's Discussion and Analysis and Results of Operations..10

     Item 3 - Control and Procedures..........................................14

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings...............................................15

     Item 2 - Changes in Securities and Use of Proceeds.......................15

     Item 3 - Defaults Upon Senior Securities.................................15

     Item 4 - Submission of Matters to a Vote of Security Holders.............15

     Item 5 - Other Information...............................................15

     Item 6 - Exhibits and Reports on Form 8-K................................16

     Signatures...............................................................17

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                           NEVADA HOLDING GROUP, INC.
                                  BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:

     Cash                                                                   --
                                                                      --------

      Total Assets                                                    $     --
                                                                      ========


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses                               80,000
                                                                      --------

        Total Current Liabilities                                       80,000
                                                                      --------

STOCKHOLDERS' DEFICIT:
    Common Stock ($.001 Par Value; 1,000,000,000 Shares Authorized;
        93,004,400 Shares Issued and Outstanding)                       93,004
    Additional Paid-in Capital                                         531,374
    Accumulated Deficit                                               (400,836)
    Deferred Compensation                                             (223,542)
    Note Receivable Related  to Issuance of Common Stock               (80,000)
                                                                      --------

        Total Stockholders' Deficit                                    (80,000)
                                                                      --------

        Total Liabilities and Stockholders' Deficit                   $     --
                                                                      ========


                       See accompanying notes to financial statements.

                           NEVADA HOLDING GROUP, INC.
                            STATEMENTS OF OPERATIONS

                                                            For the Three Months Ended  For the Six Months Ended
                                                                     June 30,                   June 30,
                                                               ----------------------   ------------------------
                                                                 2004         2003          2004        2003
                                                               ----------  ----------    ----------  ----------
                                                              (Unaudited)  (Unaudited)   (Unaudited) (Unaudited)
REVENUES                                                       $       --  $       --    $       --  $       --
                                                               ----------  ----------    ----------  ----------

OPERATING EXPENSES:
    Professional and legal fees                                        --       2,500         3,000       2,500
    Stock-based compensation                                       26,284          --        26,284          --
    General and administrative                                         --       2,948        12,000       2,948
                                                               ----------  ----------    ----------  ----------

        Total Operating Expenses                                   26,284       5,448        41,284       5,448
                                                               ----------  ----------    ----------  ----------

LOSS FROM OPERATIONS                                              (26,284)     (5,448)      (41,284)     (5,448)
                                                               ----------  ----------    ----------  ----------

OTHER INCOME (EXPENSES):
    Gain from sale of marketable securities                            --       1,739            --       1,739
    Interest expense, net                                              --        (562)           --        (562)
                                                               ----------  ----------    ----------  ----------

TOTAL OTHER INCOME (EXPENSES)                                          --       1,177            --       1,177
                                                               ----------  ----------    ----------  ----------

NET LOSS                                                       $  (26,284) $   (4,271)   $  (41,284) $   (4,271)
                                                               ==========  ==========    ==========  ==========

BASIC AND DILUTED:
      Net Loss Per Common Share - Basic and Diluted            $    (0.00) $    (0.00)   $    (0.00) $    (0.00)
                                                               ==========  ==========    ==========  ==========

      Weighted Common Shares Outstanding - Basic and Diluted   92,485,169   9,754,400    51,559,345   9,583,129
                                                               ==========  ==========    ==========  ==========


                 See accompanying notes to financial statements.
                                        5

                           NEVADA HOLDING GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           For the Six Months
                                                                              Ended June 30
                                                                        ------------------------
                                                                           2004         2003
                                                                        -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                            $   (41,284) $    (4,271)
    Adjustments to Reconcile Net Loss to Net Cash Used in Operations:

              Gain from Sale of Marketable Securities                            --       (1,739)
              Stock-based Compensation                                       26,284           --

       Change in operarting assets and liabilities
              Accounts Payable and Accrued Expenses                          15,000      (24,419)
                                                                        -----------  -----------

    Net Cash Flows Used in Operating Activities                                  --      (30,429)
                                                                        -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Marketable Securities                                  --       15,339
                                                                        -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Sale of Common Stock                                           --       30,000
    (Payment on) Proceeds from Notes Payable                                     --      (15,000)
                                                                        -----------  -----------

    Net Cash Flows Provided by Financing Activities                              --       15,000
                                                                        -----------  -----------

Net Decrease in Cash                                                             --          (90)

Cash - Beginning of Year                                                         --           90
                                                                        -----------  -----------

Cash - End of Period                                                    $        --           --
                                                                        ===========  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest                                                             $        --  $        --
                                                                        ===========  ===========
   Income Taxes                                                         $        --  $        --
                                                                        ===========  ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Common stock issued for Note Receivable                              $    80,000  $        --
                                                                        ===========  ===========


                See accompanying notes toi financial statements.
                                       6

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

A summary of the status of the Company's outstanding stock options as of June 30, 2004 and changes during the six months ended June 30, 2004 is as follows:

                                                                  Weighted
                                                                   Average
                                                                  Exercise
                                                   Shares           Price
                                                 ----------       --------
     Outstanding at January 1, 2004                       -       $      -
     Granted                                      3,000,000          0.025
     Exercised                                            -              -
                                                 ----------       --------

     Outstanding at June 30, 2004                 3,000,000       $  0.025
                                                 ==========       ========

     Options exercisable at end of period         3,000,000       $  0.025
                                                 ==========       ========
     Weighted-average fair value of options
         And warrants granted during the period                   $   0.25

The following information applies to options outstanding at June 30, 2004:

                                        Options Outstanding      Options Exercisable
                                     -------------------------  ----------------------
                                      Weighted -
                                       Average      Weighted -              Weighted -
                                      Remaining       Average                Average
                                     Contractual     Exercise                Exercise
Range of Exercise Prices    Shares   Life (Years)     Price       Shares       Price
------------------------  ---------  ------------  -----------  ----------  ----------
$.025                     3,000,000      4.75        $ 0.025     3,000,000    $0.025


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

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this 23rd day of December, 2004.

                                        NEVADA HOLDING GROUP, INC.
                                        (Registrant)


                                        By s/Henry Val
                                          --------------------------------------
                                          Henry Val, Chief Executive Officer