Form 10KSB
period 2004-12-31
New Life Scientific, Inc.
filed 2005-04-14
CIK 1134011

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

☐ Transitional Report Under Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended December 31, 2004

Commission File No. 0-32321

New Life Scientific, Inc.

(Name of small business issuer in its charter)

Nevada	88-0440989
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4400 Route 9 South, Suite 1000

Freehold, New Jersey 07728

(732) 303-7341

(Address, including zip code and telephone number, including area code,

of registrant’s executive offices)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under to Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer’s revenues for its most recent fiscal year: $ -0-

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of April 12, 2005: $2,177,747.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 12, 2005, there were 2,798,125 shares of the Company’s common stock issued and outstanding.

Documents Incorporated by Reference: None

TABLE OF CONTENTS

FORM 10-KSB ANNUAL REPORT

NEVADA HOLDING GROUP, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

New Life Scientific, Inc. (“we,” “our,” “us,” or the “Company”), was incorporated under the laws of the State of Nevada on October 28, 1999, under the name “TMA, Inc.” In December 2000, we amended our Articles of Incorporation, changing our name to our current name. In February 2003, we amended our Articles of Incorporation to increase the total number of authorized common shares from 50,000,000 to 200,000,000 shares, par value $.001 per share. In August 31, 2004, we amended our Articles of Incorporation to increase the total number of authorized common shares from 200,000,000 shares to 1,000,000,000 shares, par value $.001 per share and authorize 10,000,000 shares of preferred stock, par value $.001. On March 1, 2005, we changed our name to New Life Scientific, Inc. and undertook a reverse split of our outstanding shares of common stock at the rate of one share for each 35 shares outstanding.

We were originally organized for the purpose of acquiring equity positions in start-up and existing companies. We also provided companies with consulting services with regard to raising capital, equity formation, development of management teams, implementing marketing programs when appropriate, and guidance in filing registration statements. We no longer conduct these business activities. We intend to seek to acquire assets or shares of an entity actively engaged in business that generates revenues, in exchange for issuance of our securities. Our current business plan is more fully described under “Plan of Operation,” below. As such, we can be defined as a “shell” company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

On March 14, 2005, we announced that we have chosen to restructure ourselves to pursue a new course of action. We are actively pursuing opportunities in the biotechnology filed focused on Eastern European technologies and discoveries.

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

Additionally, in 2002 we entered into a “Letter of Intent” to acquire the outstanding stock of Apollo Capital Corp. by issuing the shareholders of Apollo Capital Corp. 35,179,000 shares of our stock in exchange for 35,179,000 shares of Apollo Capital Corp. stock, representing approximately 83% of our stock. On September 2, 2002, we cancelled the proposed transaction pursuant to the terms of the relevant Letter of Intent.

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

Our business plan is subject to numerous risk factors, including the following:

We have a limited operating history, no revenue and minimal assets and our independent accountants have expressed a “going concern” opinion. Our financial statements accompanying this Report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. We have had a limited operating history and have not generated any revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

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

There is a scarcity of business opportunities and combinations and there is significant competition in this arena. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

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

Our management may have conflicts of interest. Our officers and directors may in the future participate in business ventures that could be deemed to compete directly with us. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event our officers or directors are involved in the management of any firm with which we transact business. Management has adopted a policy that if we seek a merger with, or acquisition of, any entity in which any member of our management serve as officers, directors or partners, or in which they or their family members own or hold any ownership interest, such members of management shall abstain from voting in their respective capacity.

Reporting requirements may delay or preclude an acquisition. Sections 13 and 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

We may become subject to additional governmental regulations. Although we will be subject to regulation under the Securities Exchange Act of 1934, management believes we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

A business combination involving the issuance of our common shares will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in our company. Any business combination may require our management to sell or transfer all, or a portion of, our common shares held by them, or resign as members of our Board of Directors. The resulting change in control could result in removal of one or more present officers and directors of our company and a corresponding reduction in or elimination of their participation in our future affairs.

There is a significant chance that consummation of a business combination will result in significant dilution to our existing shareholders. Our primary plan of operation is based upon a business combination with a private concern that, in all likelihood, would result in our issuing securities to shareholders of any such private company. The issuance of previously authorized and un-issued common shares would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in control or management.

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

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

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

On March 30, 2004, our Board of Directors authorized the issuance of 80,000,000 common shares of common stock to Netter, LLC, a New Jersey limited liability company. These shares were in exchange for services rendered, and to be rendered, and for assuming and arranging payment of our outstanding liabilities of $80,000. The outstanding liabilities were memorialized in the form of a promissory note. In February 2005, the promissory note was assigned to two independent third parties. In connection with this issuance, we effected a change in control. On March 30, 2004, our former officers and directors resigned in all capacities as our officers and directors. Immediately prior to their resignation, our Board of Directors appointed Henry Val as its sole director and officer. Mr. Val is the sole member of Netter, LLC.

On April 12, 2004, we entered into a business consulting agreement with AGI Partners, Inc, for business development and administration services for a twenty-four month period. In consideration for these services, we issued the consultant 3,000,000 shares of common stock and granted an option to purchase 3,000,000 shares of common stock at an exercise price of $.025 per share. These options are not subject to any reverse splits by us. We valued the common shares at the quoted trading price on the date of the agreement at $.04 per common share, or $120,000, which will be amortized over the service period. The fair value of the options grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 192 percent; risk-free interest rate of 4.50 percent and an expected holding period of 5 years. In connection with these options, we recorded non-cash compensation expense of $117,326, to be amortized over the service period.

On May 15, 2004, we established a Board of Advisors of one individual, Michael Val, the brother of our sole officer and director. The individual received 7,143 shares of common stock as compensation for his services as an advisor. We valued these common shares at the quoted trading price on the date of the resolution at $1.75 per common share, or $12,500, which will be amortized over the service period. The above share issuance and per share data has been restated to reflect a reverse stock split of 35 for 1, which was declared effective on March 11, 2005.

In September 2004, we entered into a consulting agreement with a non-related entity. The principal of the entity received 7,143 shares of common stock as compensation for his services for the consulting agreement. We valued these common shares at the quoted trading price on the date of the resolution at $3.50 per common share, or $25,000, which will be amortized over the service period. The above share issuance and per share data has been restated to reflect a reverse stock split of 35 for 1, which was declared effective on March 11, 2005.

In September and October 2004, pursuant to the exemption from registration in Section 4(2) of the 1933 Securities Act, we sold an aggregate of 48,000 shares for an aggregate purchase price of $42,000, or $.875 per share. The above share issuance and per share data has been restated to reflect a reverse stock split of 35 for 1, which was declared effective on March 11, 2005.

In March 2005, we issued two promissory notes in the amount of $120,000 ($60,000 each). The notes bear interest at 8% per annum, are unsecured and are due on March 11, 2007. Under the terms of the notes, interest is payable semi-annually commencing six months after the dates of the notes. Payment of the outstanding principal balances of the notes shall commence on August 1, 2005 in 20 consecutive monthly payments until paid in full. At the note holders' option, each note payable is convertible into common stock at a conversion price of $.015 per share or an aggregate of 8,000,000 shares of common stock. This amount was recorded as deferred financing costs and amortized over the life of the notes.

Employees

We have no full time employees. Our sole officer and director, Mr. Val, agreed to allocate a portion of his time to our activities, without compensation. Mr. Val anticipates that our business plan can be implemented by his devoting approximately 20 hours per month to our business affairs and, consequently, conflicts of interest may arise with respect to his limited time commitment.

Competition

We will remain an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than we do. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

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

Facilities. Our principal place of business is located at 4400 Route 9 South, Suite 1000, Freehold, New Jersey 07728. This is an executive shared office space and we pay $200 per month. It is anticipated that this arrangement will be suitable for our needs for the foreseeable future.

Our telephone number is (732) 303-7341 and facsimile number is (732)462-9149.	.

We neither own nor lease any other properties, either real or personal.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings that are pending or have been threatened against us of which management is aware.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a) Market Information. Our common stock commenced a quotation on the OTC Bulletin Board in December 2001. As of April 12, 2005, the price of our common stock was $4.25. Our trading symbol is “NWLF.” Our securities are deemed to be a “penny stock.” The Securities and Exchange Commission had adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

(i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The OTC market differs from national and regional stock exchanges in that it (1) is not cited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the “specialist” common to stock exchanges.

The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our securities.

Bid Price
Quarter Ended	High	Low

March 2004	$1.40	$0.525
June 2004	$3.815	$1.05
September 2004	$12.566	$1.365
December 2004	$8.75	$3.50

March 2003	$0.15	$0.03
June 2003	$0.11	$0.05
September 2003	$0.09	$0.01
December 2003	$0.04	$0.015

(b) Holders. There are holders of our Common Stock, not including those persons who hold their shares in “street name.”

(c) Dividends. We have not paid any dividends on our shares of common stock. We do not foresee that we will have the ability to pay a dividend on our shares of common stock in the fiscal year ending December 31, 2005, unless we successfully consummate a merger or acquisition. There can be no assurances that a dividend will be issued even if a merger or acquisition is so consummated.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Since we did not generate any revenues during the fiscal year ended December 31, 2004, the following is our Plan of Operation, instead of our comparison of our results of operations.

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

We have, and will continue to have, a limited amount of capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered, trading company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K’s, 10-K’s or 10-KSB’s, agreements and related reports and documents. The Securities Exchange Act of 1934 (the “34 Act”) specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, our officers and directors have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities that may be brought to their attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Our officers and directors expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

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

We will not restrict our search for any specific kind of firms, but may acquire a venture that is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

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

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a “shell” company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called “tax-free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

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

With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of stock which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

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

As stated hereinabove, we will not acquire or merge with any entity that cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We are subject to all of the reporting requirements included in the 1934 Exchange Act. Included in these requirements is the affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in its annual report on Form 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

Liquidity and Capital Resources

At December 31, 2004, we had cash of $2,716. Because we are not currently required to pay salaries to our officer/directors, management believes that we have the ability to continue operations through the foreseeable future. In the event additional funds are required to allow us to continue our operations, it is anticipated that these funds will be loaned to us by management, as it is doubtful that we will be able to obtain loans from any established financial institution. It is further anticipated that we will continue to incur expenses without corresponding revenues during the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified critical accounting policies that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operation involved, could result in material changes to our financial position or results of operations under different conditions or using different assumptions. The most critical accounting policies and estimates are:

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

> Fair value of instruments. Our financial instruments consist of accounts receivable, accounts payable and long-term debt. The fair value of financial instruments approximate their recorded values. Fair value of loans payable to stockholders and balances of bank lines of credit, in the circumstances, are not reasonably determinable.

Details regarding our use of these policies and the related estimates are described in the accompanying consolidated financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003. During the year ended December 31, 2004, there were no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

Inflation

Although management expects that our operations will be influenced by general economic conditions once and if we implement our new business plan of engaging in a business combination and we commence generating revenues, we do not believe that inflation had a material effect on our results of operations during the fiscal year ended December 31, 2004.

ITEM 7. FINANCIAL STATEMENTS

NEW LIFE SCIENTIFIC, INC.

(FORMERLY NEVADA HOLDING GROUP, INC.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

Pages

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet	F-3

Statements of Operations	F-4

Statements of Changes in Shareholders’ Deficit	F-5

Statements of Cash Flows	F-6

NOTES TO FINANCIAL STATEMENTS	F-7 to F-19

Larry O'Donnell, CPA, P.C.

Telephone (303)745-4545	2228 South Fraser Street Unit 1 Aurora, Colorado 80014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

New Life Scientific, Inc.

New York, New York

I have audited the accompanying balance sheet of New Life Scientific, Inc. (formerly Nevada Holding Group, Inc.) as of December 31, 2004 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance standards of the public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Life Scientific, Inc. (formerly Nevada Holding Group, Inc.) as of December 31, 2004, and the results of its operations and cash flows for the years ended December 31, 2004 and 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in the Note 10 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Larry O’Donnell, CPA PC

Aurora, Colorado

April 11, 2005

NEW LIFE SCIENTIFIC, INC.
(FORMERLY NEVADA HOLDING GROUP, INC.)
BALANCE SHEET
December 31, 2004

ASSETS

CURRENT ASSETS:
Cash	$ 2,716
Marketable Securities, at market	2,100

Total Current Assets	4,816

Total Assets	$ 4,816

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$ 109,128
Due to Related party	12,000

Total Current Liabilities	121,128

STOCKHOLDERS’ DEFICIT:
Preferred Stock ($.0001 Par Value; 10,000,000 Shares Authorized;
No Shares Issued and Outstanding)	-
Common Stock ($.001 Par Value; 1,000,000,000 Shares Authorized;
2,798,125 Shares Issued and Outstanding)	2,798
Additional Paid-in Capital	763,580
Accumulated Deficit	(636,329)
Deferred Compensation	(157,961)
Unrealized Loss on Marketable Securities	(8,400)
Note Receivable Related to Issuance of Common Stock	(80,000)

Total Stockholders’ Deficit	(116,312)

Total Liabilities and Stockholders’ Deficit	$ 4,816

See accompanying notes to financial statements.
F-3

NEW LIFE SCIENTIFIC, INC.
(FORMERLY NEVADA HOLDING GROUP, INC.)
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2004	2003

REVENUES	$ -	$ -

OPERATING EXPENSES:
Compensation expense	29,000	14,000
Professional and legal fees	27,783	5,500
Stock-based compensation	116,865	-
General and administrative	51,008	50,948

Total Operating Expenses	224,656	70,448

LOSS FROM OPERATIONS	(224,656)	(70,448)

OTHER INCOME (EXPENSES):
(Loss) gain from sale of marketable securities	(52,121)	1,739
Interest expense, net	-	(562)

TOTAL OTHER INCOME (EXPENSES)	(52,121)	1,177

NET LOSS	(276,777)	(69,271)

OTHER COMPREHENSIVE LOSS:
Unrealized loss on marketable securities	(8,400)	-

COMPREHENSIVE LOSS	$ (285,177)	$ (69,271)

BASIC AND DILUTED:
Net Loss Per Common Share - Basic and Diluted	$ (0.13)	$ (0.25)

Weighted Common Shares Outstanding - Basic and Diluted	2,074,661	276,271

See accompanying notes to financial statements.
F-4

NEW LIFE SCIENTIFIC, INC. (FORMERLY NEVADA HOLDING GROUP, INC.) STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT For the Years ended December 31, 2004 and 2003

				Additional			Unrealized Loss		Total
	Common Stock $.001 Par			Paid-in	Accumulated	Deferred	on Marketable	Note	Stockholders’
	Shares		Amount	Capital	Deficit	Compensation	Securities	Receivable	Deficit

Balance at December 31, 2002	250,126	-	$ 250	$ 264,302	$ (290,281)	$ -	$ -	$ -	$ (25,729)

Sale of common stock	28,571		28	29,972	-	-	-	-	30,000

Net Loss for the year December 31, 2003	-		-	-	(69,271)	-	-	-	(69,271)

Balance at December 31, 2003	278,697		278	294,274	(359,552)	-	-	-	(65,000)

Common stock issued for debt	2,285,714		2,286	77,714	-	-	-	(80,000)	-

Sale of common stock	48,000		48	41,952	-	-	-	-	42,000

Common Stock issued for services	100,000		100	157,400	-	(132,500)	-	-	25,000

Grant of stock options	-		-	117,326	-	(117,326)	-	-	-

Exercise of stock options	85,714		86	74,914	-	-	-	-	75,000

Amortization of deferred compensation	-		-	-	-	91,865	-	-	91,865

Comprehensive loss:
Net Loss for the year December 31, 2004	-		-	-	(276,777)	-	-	-	(276,777)

Unrealized loss on marketable securities	-		-	-	-	-	(8,400)	-	(8,400)

Balance at December 31, 2004	2,798,125		$ 2,798	$ 763,580	$ (636,329)	$ (157,961)	$ (8,400)	$ (80,000)	$ (116,312)

See accompanying note to financials statements
F-5

NEW LIFE SCIENTIFIC, INC.
(FORMERLY NEVADA HOLDING GROUP, INC.)
STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (276,777)	$ (69,271)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:

Loss (Gain) from Sale of Marketable Securities	52,121	(1,739)
Stock-based Compensation	116,865	-

Change in operating assets and liabilities
Accounts Payable and Accrued Expenses	44,128	40,581

Net Cash Flows Used in Operating Activities	(63,663)	(30,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Marketable Securities	(2,100)	-
Proceeds from Sale of Marketable Securities	14,479	15,339

Net Cash Flows Provided by Investing Activities	12,379	15,339

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock	42,000	30,000
Proceeds from Advances from Related Party	12,000	-
(Payment on) Proceeds from Notes Payable	-	(15,000)

Net Cash Flows Provided by Financing Activities	54,000	15,000

Net Increase (Decrease) in Cash	2,716	(90)

Cash - Beginning of Year	-	90

Cash - End of Year	$ 2,716	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$ -	$ 562
Income Taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for Note Receivable	$ 80,000	$ -
Marketable securities in exchange for issuance of common stock	$ 75,000	$ -
Common stock issued and stock options granted for deferred compensation	$ 249,826	$ -

See accompanying notes to financial statements
F-6

NEW LIFE SCIENTIFIC, INC.

(FORMERLY NEVADA HOLDING GROUP, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2004 and 2003 include the allowance for doubtful accounts and the useful life of property, plant and equipment.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash and accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents. As of December 31, 2004, the Company had no cash equivalents.

Marketable securities

Marketable equity securities consist of investments in equity of publicly traded and non-public U.S. companies and are stated at market value based on the most recently traded price of these securities at September 30, 2004.  All marketable securities are classified as available for sale at September 30, 2004. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Shareholders’ Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

NEW LIFE SCIENTIFIC, INC.

(FORMERLY NEVADA HOLDING GROUP, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation –Transition and Disclosure”, which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

Loss per common share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of December 31, 2004 and 2003, the Company did not have any common stock equivalents or potentially dilutive securities outstanding.

Advertising

Advertising costs are expensed when incurred. For the years ended December 31, 2004 and 2003, the Company did not incur any advertising expense.

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and marketable securities. The Company places its cash and marketable securities with high credit quality financial institutions.

Income taxes

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes ("SFAS 109"). Under SFAS 109 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NEW LIFE SCIENTIFIC, INC.

(FORMERLY NEVADA HOLDING GROUP, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R").  FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees.  FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006.  The Company is in process of evaluating the impact of this pronouncement on its financial position.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets."  The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  The Company believes that the adoption of this standard will have no material impact on its financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115,

"ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company believes that the adoption of this standard will have no material impact on its financial statements.

Reclassifications

Certain prior periods' balances have been reclassified to conform to the current period’s financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to related party

A certain officer/shareholder of the Company or an affiliated entity from time to time advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. At September 30, 2004, amounts owed to this related party amounted to $17,000.

NEW LIFE SCIENTIFIC, INC.

(FORMERLY NEVADA HOLDING GROUP, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 3 - INCOME TAXES

At December 31, 2004, the Company had net operating loss carry forwards of approximately $921,000 for federal and state income tax purposes available to offset future taxable income expiring on various dates through 2024. Usage of the net operating losses may be limited under Internal Revenue code section 382 due to the Company’s change in ownership, which occurred in fiscal 2004. The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2004 and 2003 as follows:

	2004	2003

Computed "expected" tax benefit	$ (94,104)	$ (13,300)
State income taxes benefit	(13,839)	(3,464)

Non-deductible stock based compensation Permanent differences	45,578 468	- -
Change in valuation allowance	61,897	16,764

	$ -	$ -

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2004 are as follows:

Deferred tax assets:
Net operating loss carry forward	$ 178,897	$ 117,000
Total gross deferred tax assets	178,897	117,000
Less valuation allowance	(178,897)	(117,000)

Net deferred tax assets	$ -	$ -

The valuation allowance at December 31, 2004 was $178,897. The increase during 2004 was $61,897.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portions or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or changes in ownership or business during the periods in which the temporary differences become deductible. Due to the Company's continuing losses and recent change in ownership, it is more likely than not that the deferred tax assets will not be realized.

NEW LIFE SCIENTIFIC, INC.

(FORMERLY NEVADA HOLDING GROUP, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 4 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.0001, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

Reverse Stock Split

On March 1, 2005, the Company’s sole officer and director and majority shareholder of the Company, authorized a reverse split of the outstanding common shares of the Company at the rate of one share for each 35 shares outstanding. The reverse split was declared effective on March 11, 2005. All share information and per share data has been restated to reflect the reverse ctock split.

Common Stock

During January and February 2003, the Company issued 28,571 common shares to a total of eleven accredited investors pursuant to Regulation D, Rule 506 of the Securities Act of 1933, as amended. These shares are restricted under Rule 144 of the Act. The Company received proceeds of $30,000 from the placement of these securities.

On March 30, 2004, the Board of Directors authorized the issuance of 2,285,714 common shares of common stock to Netter, LLC, a New Jersey corporation. These shares were in exchange for arranging and assuming payment of the outstanding liabilities of the Company of $80,000. Since no formal settlement agreement has been entered into with the respective vendors, the Company reflected the $80,000 as a note receivable related to the issuance of common stock on the accompanying balance sheet. In connection with this issuance, the Company effected a change in control. On March 30, 2004, the Company's former officers and directors resigned in all capacities as officers of the Corporation and the Board of Directors appointed Henry Val, the sole manager and member of Netter LLC as the Company's sole directors and officer.

On April 12, 2004, the Company entered into a business consulting agreement with AGI Partners, Inc, for business development and administration services for a twenty four month period. In consideration for these services, the Company issued the consultant 85,714 shares of common stock and granted an option to purchase 85,714 shares of common stock at an exercise price of $.875 per share. These options are not subject to any reverse splits by the Company. The Company valued the common shares at the quoted trading price on the date of the agreement at $1.40 per common share or $120,000. For the year ended December 31, 2004, in connection with these shares, the Company recorded stock-based compensation expense of $42,500 and deferred compensation of $77,500 to be amortized over the remaining service period. The fair value of the options grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 192 percent; risk-free interest rate of 4.50 percent and an expected holding periods of 5 years. In connection with the grant of these options, the Company valued the options at $117,326 and recorded stock-based compensation expense of $41,553 and deferred compensation of $75,773 to be amortized over the remaining service period. In September 2004, the Company agreed to amend this option by agreeing to accept 5,000,000 "free trading" common shares of Exus Global, Inc. (EXUS), the parent company of AGI, in lieu of the cash exercise price. In October 2004, the consultant exercised its options. Accordingly, the Company issued 85,714 of its common shares at $.875 per share for 5,000,000 common shares of EXUS with a per share value if $.015 on the exercise date.

NEW LIFE SCIENTIFIC, INC.

(FORMERLY NEVADA HOLDING GROUP, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 4 – STOCKHOLDERS’ DEFICIT (continued)

Common Stock (continued)

On May 15, 2004, the Company entered into a consulting agreement for business development services. The consultant received 7,143 shares of common stock as compensation for his services as an advisor. The Company valued the common shares at the quoted trading price on the date of the resolution at $1.75 per common share or $12,500 which will be amortized over the service period. In connection with this option, the Company recorded stock-based compensation expense of $7,812 and deferred compensation of $4,688 to be amortized over the remaining service period.

In September 2004, the Company issued 7,143 shares of common stock for services, which shares were issued in favor of Reich Brothers pursuant to a consulting agreement between the Company and Reich Bros. The Company valued the common shares at the quoted trading price on the date of the resolution at $3.50 per common share or $25,000 which was charged to stock-based compensation.

In September 2004, the Company sold an aggregate of 13,714 shares of common stock to persons/entities at a price of $.875 per share for net proceeds of $12,000.

In October 2004, the Company sold an aggregate of 34,286 shares of common stock to persons/entities at a price of $.875 per share for net proceeds of $30.000.

A summary of the status of the Company's outstanding stock options as of December 31, 2004 and changes during the year ended December 31, 2004 is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2004	-	$-
Granted	85,714	0.875
Exercised	(85,714)	(0.875)

Outstanding at September 30, 2004	-	$-

Options exercisable at end of period	-	$-

Weighted-average fair value of options
And warrants granted during the period		$0.875

NEW LIFE SCIENTIFIC, INC.

(FORMERLY NEVADA HOLDING GROUP, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 5 – GOING CONCERN CONSIDERATIONS

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $636,329 and a working capital deficit of $116,312 at December 31, 2004, and cash used in operations in for the year ended December 31, 2004 of $63,663. In addition, the Company had no revenues. Through December 31, 2004, the Company received $42,000 in funding from the sale of common stock.

Management expects operations to generate negative cash flow at least through December 2005 and the Company does not have existing capital resources or credit lines available that are sufficient to fund operations and capital requirements as presently planned over the next twelve months. Management is pursuing potential acquisition/merger situations which may change the nature of the business substantially. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, generate revenues or obtain funding through the sale of equity or debt. While the Company believes in the viability of its strategy to raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and pursue an acquisition candidate provide the opportunity for the Company to continue as a going concern.

NOTE 6 – SUBSEQUENT EVENTS

In March 2005, the Company issued two promissory notes in the amount of $120,000 ($60,000 each). The notes bear interest at 8% per annum, are unsecured and are due on March 11, 2007. Under the terms of the notes, interest is payable semi-annually commencing six months after the dates of the notes. Payment of the outstanding principal balances of the notes shall commence on August 1, 2005 in 20 consecutive monthly payments until paid in full. At he note holders’ option, each note payable is convertible into common stock at a conversion price of $.015 per share or an aggregate of 8,000,000 shares of common stock. The beneficial conversion feature present in the issuance of the promissory notes as determined on the date of issuance of the Company’s common stock totaled $120,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In March 2004, we filed a report on Form 8-K, advising that our prior independent auditors, Beadle, McBride, Evans & Reeves LLP (“Beadle”), had been discharged and replaced with Larry O’Donnell, CPA, PC, who audited our financial statements for our fiscal year ended December 31, 2003. There were no disagreements with Beadle on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Beadle, would have caused them to make reference in connection with its reports to the subject matter of the disagreements.

During the most recent fiscal year, there have been no disagreements with Larry O’Donell, CPA, PC, our independent auditor for the year ended December 31, 2004, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Henry Val, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the “Evaluation Date”). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

Our Directors and Officers as of the date of this report are as follows:

Name	Age	Position

Henry Val	45	Chief Executive Officer/President and Director

All Directors of our Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Our Officers are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

Henry Val assumed his positions as our Chief Executive Officer, President and a director March 2004. In addition to his positions with us, since January 1998, Mr. Val has been Chief Executive Officer and Chairman of the Board of MaxPlanet Corp., a publicly held Delaware corporation based in New Jersey, an integrated Internet development company which focuses on creating and expanding strategic alliances for its network of consumer and business oriented websites. He has been associated with MaxPlanet since 1993, as a consultant. Since January 2003, Mr. Val has also been the sole manager of Delta Capital LLC a privately held limited liability company engaged in business consulting. Mr. Val devotes only such time as necessary to our business.

ITEM 9B. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and person who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Mr. Henry Val, our current officer and director, filed his initial Form 3 late. The information contained below herein under “Item 11, Security Ownership of Certain Beneficial Owners and Management” is correct as of the date of this report.

ITEM 10. EXECUTIVE COMPENSATION.

Remuneration

The following table reflects all forms of compensation for services to us for the fiscal years ended December 31, 2004 and 2003 of our Chief Executive Officer.

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION				LONG TERM COMPENSATION
NAME AND PRINCIPAL POSITION	FISCAL YEAR	OTHER SALARY	ANNUAL BONUS	RESTRICTED UNDERLYING AWARDS	STOCK COMPENSATION	SECURITIES OPTIONS (NO. OF SHARES)	ALL OTHER COMPENSATION

Henry Val Chief Executive Officer And President	2004	$ 29,000(2)	0	0	0	0	$ 0

Melanie S. Meinders(1) Former Chief Executive Officer President,Treasurer &Director	2003	$ 0	0	0	0	0	$ 0
	2002	$ 0	0	0	0	0	$ 0

(1)          Ms. Meinders resigned her positions with us and Mr. Val assumed his positions with us in March 2004.

(2)        In 2004, $29,000 was paid to Delta Capital, LLC, as a consulting fee. Mr. Val is the principal of Delta Capital, LLC.

It is not anticipated that any executive officer will receive compensation exceeding $100,000 during the fiscal year ending December 31, 2005, except in the event we successfully consummate a business combination, of which there is no assurance.

We maintain a policy whereby our directors may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. We did not reimburse any director for such expenses during fiscal years 2004 or 2003.

In addition to the cash compensation set forth above, we reimburse each executive officer for expenses incurred on our behalf on an out-of-pocket basis. We cannot determine, without undue expense, the exact amount of such expense reimbursement. However, we believe that such reimbursements did not exceed, in the aggregate, $1,000 during the fiscal year ended December 31, 2004.

During 2003, our then officers and directors were retained under employment agreements. The then Board of Directors approved all employment and compensation pursuant to Article 5.05 of our By-Laws. They resigned their respective positions with us in March 2004 and released us from any outstanding obligations arising under these agreements.

During the year ended December 31, 2004, we accrued salaries for our officers and directors. Our Chief Executive Officer and President accrued a total of .

Our current officer does not receive any additional compensation for his services as a director. However, our director is entitled to be reimbursed for reasonable and necessary out-of-pocket expenses incurred by them in connection with meetings of the Board of Directors or other matters of our business.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Netter, LLC (1) 9 Netter Court Marlboro, New Jersey 07746	80,000,000	86.2%

Common	All Officers and Directors as a Group (1 person)	80,000,000	86.2%

(1) Mr. Henry Val, our Chief Executive Officer/President and our sole director, is the manager, and his immediate family members are the members of Netter, LLC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Henry Val, our sole officer and director, and an indirect shareholder from time to time advanced funds to us for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. Amounts presently owed to Mr. Val are $17,000.

On May 15, 2004, we established a Board of Advisors of one individual, Michael Val, the brother of our sole officer and director. The individual received 7,143 shares of common stock as compensation for his services as an advisor. We valued these common shares at the quoted trading price on the date of the resolution at $1.75 per common share, or $12,500, which will be amortized over the service period. The above share issuance and per share data has been restated to reflect a reverse stock split of 35 for 1, which was declared effective on March 11, 2005.

There were no other related party transactions which occurred during the past two years and which is required to be disclosed pursuant to the requirements included under Item 404 of Regulation S-B.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits
3.1	Certificate and Articles of Incorporation and Amendments thereto. (1)
3.2	Bylaws. (1)
10.1	Consulting Agreement with AGI Partners, Inc.
10.2	Consulting Agreement with Michael Val
10.3	Consulting Agreement with Reich Bros.
14.1	Code of Ethics
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)        Previously filed with the Securities and Exchange Commission (SEC File No. 000-32321) on February 7, 2001/

(b)	Reports on Form 8-K

We did not file any reports on Form 8-K during the last calendar quarter of the fiscal year ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES AND AUDIT

For our fiscal years ended December 31, 2003 and December 31, 2004, we were billed approximately $0 and $2,540, respectively, for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our years ended December 31, 2003 and December 31, 2004.

TAX FEES

For our fiscal years ended December 31, 2003 and December 31, 2004, we were billed approximately $0 and $0, respectively, for professional services rendered for tax compliance, tax advice and tax planning.

ALL OTHER FEES

We did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended December 31, 2003 and December 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2005.

NEW LIFE SCIENTIFIC, INC.

By: /s/ Henry Val

Henry Val, Chief Executive Officer, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2005.

By: /s/ Henry Val

Henry Val, Chief Executive Officer, President and Director