Form 10QSB
period 2005-03-31
New Life Scientific, Inc.
filed 2005-05-23
CIK 1134011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended March 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Exchange Act of 1934.

For the transition period from ________ to __________

Commission File Number: 0-32321

NEW LIFE SCIENTIFIC, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	88-00440989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

4400 Route 9 South, Suite 1000

Freehold, New Jersey 07728

(Address of principal executive offices) (Zip Code)

(732) 303-7341

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes No ☐

The number of shares of the registrant’s only class of common stock issued and outstanding, as of May 20, 2005 was 31,298,356 shares.

Documents incorporated by reference: none

NEW LIFE SCIENTIFIC, INC.

FORM 10-QSB

QUARTERLY PERIOD ENDED MARCH 31, 2005

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Balance Sheet
As of March 31, 2005 (Unaudited)	3
Statements of Operations (Unaudited)
For the Three Months ended March 31, 2005 and 2004	4
Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2005 and 2004	5

Condensed Notes to Financial Statements	7-11

Item 2 - Management’s Discussion and Analysis or Plan of Operations	12-17

Item 3 – Control and Procedures	18

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	19

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3 - Default Upon Senior Securities	19

Item 4 - Submission of Matters to a Vote of Security Holders	19

Item 5 - Other Information	19

Item 6 - Exhibits and Reports on Form 8-K	19

Signatures	19

PART I

ITEM 1. FINANCIAL STATEMENTS.

NEW LIFE SCIENTIFIC, INC.
BALANCE SHEET
March 31, 2005
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$ 47,239
Marketable Securities, at market	54

Total Current Assets	47,293

Total Assets	$ 47,293

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible Loans payable	$ 200,000
Accounts Payable and Accrued Expenses	28,127
Due to Related party	220

Total Current Liabilities	228,347

STOCKHOLDERS’ DEFICIT:
Preferred Stock ($.0001 Par Value; 10,000,000 Shares Authorized;
No Shares Issued and Outstanding)	-
Common Stock ($.001 Par Value; 1,000,000,000 Shares Authorized;
2,798,125 Shares Issued and Outstanding)	2,798
Additional Paid-in Capital	963,580
Accumulated Deficit	(941,821)
Deferred Compensation	(125,170)
Unrealized Loss on Marketable Securities	(441)
Note Receivable Related to Issuance of Common Stock	(80,000)

Total Stockholders’ Deficit	(181,054)

Total Liabilities and Stockholders’ Deficit	$ 47,293

See accompanying notes to financial statements.

NEW LIFE SCIENTIFIC, INC.
STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2005	2004
	(Unaudited)	(Unaudited)

REVENUES	$ -	$ -

OPERATING EXPENSES:
Management fees - related party	30,000
Professional and legal fees	9,900	3,000
Stock-based compensation	32,791
General and administrative	24,057	12,000

Total Operating Expenses	96,748	15,000

LOSS FROM OPERATIONS	(96,748)	(15,000)

OTHER EXPENSES:
Loss from sale of marketable securities	(8,744)	-
Interest expense	(200,000)	-

TOTAL OTHER EXPENSES	(208,744)	-

NET LOSS	(305,492)	(15,000)

OTHER COMPREHENSIVE LOSS:
Unrealized loss on marketable securities	7,959	-

COMPREHENSIVE LOSS	$ (297,533)	$ (15,000)

BASIC AND DILUTED:
Net Loss Per Common Share - Basic and Diluted	$ (0.11)	$ (0.05)

Weighted Common Shares Outstanding - Basic and Diluted	2,798,125	303,815

See accompanying notes to financial statements.

NEW LIFE SCIENTIFIC, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Years ended December 31, 2005 and 2004

				Additional			Unrealized Loss		Total
	Common Stock $.001 Par			Paid-in	Accumulated	Deferred	on Marketable	Note	Stockholders’
	Shares		Amount	Capital	Deficit	Compensation	Securities	Receivable	Deficit

Balance at December 31, 2002	250,126	-	$ 250	$ 264,302	$ (290,281)	$ -	$ -	$ -	$ (25,729)

Sale of common stock	28,571		28	29,972	-	-	-	-	30,000

Net Loss for the year December 31, 2003	-		-	-	(69,271)	-	-	-	(69,271)

Balance at December 31, 2003	278,697		278	294,274	(359,552)	-	-	-	(65,000)

Common stock issued for debt	2,285,714		2,286	77,714	-	-	-	(80,000)	-

Sale of common stock	48,000		48	41,952	-	-	-	-	42,000

Common Stock issued for services	100,000		100	157,400	-	(132,500)	-	-	25,000

Grant of stock options	-		-	117,326	-	(117,326)	-	-	-

Exercise of stock options	85,714		86	74,914	-	-	-	-	75,000

Amortization of deferred compensation	-		-	-	-	91,865	-	-	91,865

Comprehensive loss:
Net Loss for the year December 31, 2004	-		-	-	(276,777)	-	-	-	(276,777)

Unrealized loss on marketable securities	-		-	-	-	-	(8,400)	-	(8,400)

Balance at December 31, 2004	2,798,125	2,798	763,580	(636,329)	(157,961)	(8,400)	(80,000)	(116,312)

Common stock issued for debt								-

Sale of common stock							-	-

Common Stock issued for services							-	-

Grant of stock options							-	-

Beneficial conversion on conterible loans	-	-	200,000	-	-	-	-	200,000

Amortization of deferred compensation					32,791		-	32,791

Comprehensive loss:
Net Loss for the year December 31, 2004				(305,492)			-	(305,492)

Unrealized loss on marketable securities						7,959	-	7,959

Balance at December 31, 2005	2,798,125	$ 2,798	$ 963,580	$ (941,821)	$ (125,170)	$ (441)	$ (80,000)	$ (181,054)

				See accompanying note to financials statements
				F-5

NEW LIFE SCIENTIFIC, INC.
STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (305,492)	$ (15,000)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:

Loss from Sale of Marketable Securities	8,744
Stock-based Compensation	32,791	-
Beneficial Interest on Convertible Debt	200,000

Change in operating assets and liabilities
Accounts Payable and Accrued Expenses	(1,001)	15,000

Net Cash Flows Used in Operating Activities	(64,958)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Marketable Securities	(495)	-
Proceeds from Sale of Marketable Securities	1,756

Net Cash Flows Provided by Investing Activities	1,261	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Convertible Notes Payable	120,000	-
Net Payments on Advances from Related Party	(11,780)	-

Net Cash Flows Provided by Financing Activities	108,220	-

Net Increase in Cash	44,523	-

Cash - Beginning of Year	-	-

Cash - End of Period	$ 44,523	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$ -	$ -
Income Taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued expenses converted to convertible loan	$ 80,000	$ -

See accompanying notes to financial statements

NEW LIFE SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

New Life Scientific, Inc. (the “Company”) was organized October 28, 1999, as a Nevada corporation. The Company was organized for the purpose of acquiring equity positions in start-up and existing companies. The Company also provided companies with consulting services with regard to raising capital, equity formation, and development of management teams, implementing marketing programs when appropriate and guidance in filing registration statements. The Company longer conducts these business activities. It intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for issuance of its securities.

On May 5, 2005 (the “Effective Date”), pursuant to an Agreement and Plan of Acquisition (the “Agreement”) between the Company and Novo Life Scientific (“Novo Life”), a Ukrainian enterprise corporation, the Company purchased all of the outstanding shares of Novo Life for the issuance of 17,500,000 shares of its common stock (see Note 4- Subsequent Events).

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004 and notes to the financials statements on Form 10-KSB of New Life Scientific, Inc. (“our Company” or the “Company”) as filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair value of financial instruments

The carrying amounts of financial instruments including cash and accounts payable and accrued expenses approximate their fair value because of their short maturities.

NEW LIFE SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

March 31, 2005

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net loss per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of March 31, 2005 and 2004, the Company did not have any common stock equivalents or potentially dilutive securities outstanding.

Marketable securities

Marketable equity securities consist of investments in equity of publicly traded U.S. companies and are stated at market value based on the most recently traded price of these securities at March 31, 2005. All marketable securities are classified as available for sale at March 31, 2005. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Shareholders’ Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

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

NEW LIFE SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

March 31, 2005

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for the first fiscal year beginning after December 15, 2005. The Company is in process of evaluating the impact of this pronouncement on its financial position.

In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Non-monetary Assets.”  The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, “Accounting in Certain Investments in Debt and Equity Securities.” EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company believes that the adoption of this standard will have no material impact on its financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

A certain officer/shareholder of the Company or an affiliated entity from time to time advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. At March 31, 2005, amounts owed to this related party amounted to $220.

NEW LIFE SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

March 31, 2005

(Unaudited)

NOTE 3 – CONVERTIBLE LOANS PAYABLE

In March 2005, the Company converted accounts payable amounting to $80,000 into a convertible loan payable. The note bears interest at 8% per annum, is unsecured and is due on demand. The note is convertible into shares of the Company’s common stock at the rate of $.015 per share. For the three months ended March 31, 2005, the Company recorded a beneficial conversion amount of $80,000 as interest expense since the debentures were immediately convertible.

In March 2005, the Company issued two promissory notes in the amount of $120,000 ($60,000 each). The notes bear interest at 8% per annum, are unsecured and are due on March 11, 2007. Under the terms of the notes, interest is payable semi-annually commencing six months after the dates of the notes. Payment of the outstanding principal balances of the notes shall commence on August 1, 2005 in 20 consecutive monthly payments until paid in full. At the note holders’ option, each note payable is convertible into common stock at a conversion price of $.015 per share or an aggregate of 8,000,000 shares of common stock. For the three months ended March 31, 2005, the Company recorded a beneficial conversion amount of $120,000 as interest expense since the debentures were immediately convertible. In May 2005, the notes holders convert these loans into 8,000,000 shares of common stock (See Note 5).

NOTE 4 - STOCKHOLDERS’ DEFICIT

Reverse Stock Split

On March 1, 2005, the Company’s sole officer and director and majority shareholder of the Company, authorized a reverse split of the outstanding common shares of the Company at the rate of one share for each 35 shares outstanding. The reverse split was declared effective on March 11, 2005. All share information and per share data has been restated to reflect the reverse stock split.

Common Stock

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

NEW LIFE SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

March 31, 2005

(Unaudited)

NOTE 5 - SUBSEQUENT EVENTS

On May 5, 2005 (the “Effective Date”), pursuant to an Agreement and Plan of Acquisition(the “Agreement”) between the Company and Novo Life Scientific (“Novo Life”), a Ukrainian enterprise corporation, the Company purchased all of the outstanding shares of Novo Life for the issuance of 17,500,000 shares of its common stock to the following parties: Alexander Yelsky – 4,000,000 shares; Yevsey Tseytelman – 4,000,000; Michael Val (the brother of Henry Val, the Company’s principal shareholder and sole officer and director) – 9,000,000 shares; Dmitry Gulyaev – 60,000 shares; Andrey Zerbino – 30,000 shares; Natalya Khlystova – 50,000 shares; Alexander Brusilovsky – 10,000 shares; Ganna Yelska – 10,000 shares; Alexander Yelsky, custodian for Daniel Yelsky – 120,000 shares; and Yevsey Tseytelman, custodian for Leona Tseytelman – 220,000 shares. Pursuant to the Agreement, Novo Life became the Company’s wholly-owned subsidiary. The acquisition was approved by the unanimous consent of our Board of Directors on May 5, 2005. Novo Life is a holder of certain licensing agreements with the Institute of Molecular Biology and Genetics of the Ukrainian Academy of Sciences (“IMBG”). Novo Life intends to use IMBG’s expertise in bio-medicine, to develop and market certain stem cell lines as well as establishment of a stem cell bank. Additionally, Novo Life has been researching and is developing the business model for creating stem cell banks and stem cell treatment facilities based in Eastern Europe. In conjunction with the acquisition of Novo Life, we are putting together a scientific advisory board for evaluation of products and processes which are already developed and which may be developed by IMBG.

On May 5, 2005, the Company issued 11,000,000 shares of its common stock in connection with the conversion of convertible debt amounting to $160,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

This report on Form 10-QSB contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. The outcome of these risks and uncertainties are beyond the control of the Company and its management.

Plan of Operation

On May 5, 2005 (the “Effective Date”), pursuant to an Agreement and Plan of Acquisition(the “Agreement”) between us and Novo Life Scientific (“Novo Life”), a Ukrainian enterprise corporation, we purchased all of the outstanding shares of Novo Life for the issuance of 17,500,000 shares of its common stock to the following parties: Alexander Yelsky – 4,000,000 shares; Yevsey Tseytelman – 4,000,000; Michael Val (the brother of Henry Val, our principal shareholder and sole officer and director) – 9,000,000 shares; Dmitry Gulyaev – 60,000 shares; Andrey Zerbino – 30,000 shares; Natalya Khlystova – 50,000 shares; Alexander Brusilovsky – 10,000 shares; Ganna Yelska – 10,000 shares; Alexander Yelsky, custodian for Daniel Yelsky – 120,000 shares; and Yevsey Tseytelman, custodian for Leona Tseytelman – 220,000 shares. Pursuant to the Agreement, Novo Life became our wholly-owned subsidiary. The acquisition was approved by the unanimous consent of our Board of Directors on May 5, 2005. Novo Life is a holder of certain licensing agreements with the Institute of Molecular Biology and Genetics of the Ukrainian Academy of Sciences (“IMBG”). Novo Life intends to use IMBG’s expertise in bio-medicine, to develop and market certain stem cell lines as well as establishment of a stem cell bank. Additionally, Novo Life has been researching and is developing the business model for creating stem cell banks and stem cell treatment facilities based in Eastern Europe. In conjunction with the acquisition of Novo Life, we are putting together a scientific advisory board for evaluation of products and processes which are already developed and which may be developed by IMBG.

We intend to seek to acquire additional assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. Except for our acquisition of Novo Life, we have no particular acquisitions in mind but as of the date of this report, we have entered into various discussions regarding such a business combination, but there is no definitive agreement with any third party regarding the same.

We have no full time employees. Our President has agreed to allocate a portion of his time to our business activities. In connection with his services, for the three months ended March 31, 2005, we paid a management fee of $30,000 to a company owned by the President. He anticipates that our business plan can be implemented by his devoting minimal time per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

General Business Plan

Our purpose has been to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered, trading corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that we may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called “tax-free” reorganization under Sections 368(a) (1) or 351 of the Internal Revenue Code (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

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

Results of Operations

Comparison of Results of Operations for the three month period ended March 31, 2005 and 2004

We generated no revenues during the three month periods ended March 31, 2005 and 2004.

For the three months ended March 31, 2005, we paid a management fee of $30,000 to a company related to Henry Val, our chief executive officer compared to $0 for the three months ended March 31, 2004.

For the three months ended March 31, 2005, we incurred professional fees of $9,900 compared to $3,000 for the three months ended March 31, 2004, an increase of $6,900. This increase was attributable to the fact that we had limited operations in the 2004 period, but began to implement our business plan described herein during the later part of 2004. Accordingly, we incurred professional fees in connection with our SEC filings.

For the three months ended March 31, 2005, we recorded stock-based compensation expense of $32,791 related to the amortization of deferred compensation from the previous issuance of common stock and stock options.

General and administrative expenses were $24,057 during the three months ended March 31, 2005, compared to $12,000 during the comparable period in 2004, an increase of $12,057. This increase was primarily attributable to the fact that we had limited operations in the 2004 period, but began to implement our business plan described herein during the later part of 2004. For the three months ended March 31, 2005, we incurred travel expenses related to business development activities.

For the three months ended March 31, 2005, we recorded losses from the sale of marketable securities of $8,744 as compared to $0 for the 2004 period.

For the three months ended March 31, 2005, we recorded interest expense of $200,000 related to the beneficial conversion feature associated with our convertible loans payable.

As a result, we incurred a net loss of $297,533 for the three months ended March 31, 2005 or $.11 per common share as compared to a net loss of $15,000 or $.05 per common share during the comparable period in 2004.

Liquidity and Capital Resources

At March 31, 2005, we had cash of $47,239. Because we are not currently required to pay salaries to our officer/directors, management believes that we have the ability to continue operations through the foreseeable future. In the event additional funds are required to allow us to continue our operations, it is anticipated that these funds will be loaned to us by management, as it is doubtful that we will be able to obtain loans from any established financial institution. It is further anticipated that we will continue to incur expenses without corresponding revenues during the foreseeable future.

In March 2005, we issued two promissory notes in the amount of $120,000 ($60,000 each). The notes bear interest at 8% per annum, are unsecured and are due on March 11, 2007. Under the terms of the notes, interest is payable semi-annually commencing six months after the dates of the notes. Payment of the outstanding principal balances of the notes shall commence on August 1, 2005 in 20 consecutive monthly payments until paid in full. At the note holders’ option, each note payable is convertible into common stock at a conversion price of $.015 per share or an aggregate of 8,000,000 shares of common stock. For the three months ended March 31, 2005, we recorded a beneficial conversion amount of $120,000 as interest expense since the debentures were immediately convertible. In May 2005, the notes holders converted these loans into 8,000,000 shares of common stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified critical accounting policies that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operation involved could result in material changes to our financial position or results of operations under different conditions or using different assumptions. The most critical accounting policies and estimates are:

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

Details regarding our use of these policies and the related estimates are described in the accompanying financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003. During the period ended March 31, 2005, there were no material changes to our critical accounting policies that impacted our financial condition or results of operations.

Inflation

Although management expects that our operations will be influenced by general economic conditions once and if we implement our new business plan of engaging in a business combination and we commence generating revenues, we do not believe that inflation had a material effect on our results of operations during the fiscal year ended December 31, 2004.

ITEM 3. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level. Under the supervision and with the participation of management, as of March 31, 2005, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b)	Changes in internal controls.

Our Certifying Officer has indicated that there were no changes in our internal controls or other factors that could affect such controls during the quarter ending March 31, 2005, and there were no such control actions taken with regard to deficiencies and material weaknesses during the quarterly period ending March 31, 2005.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

NONE

ITEM 2. CHANGES IN SECURITIES

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

31.1	Rule 13a – 14(a)/15d-14(a) Certification of the Chief Executive Officer *
31.2	Rule 13a – 14(a)/15d-14(a) Certification of the Chief Financial Officer *
32.1	Certification of Chief Executive Officer Certification under Section 906 *
32.2	Certification of Principal Financial and Accounting Officer Certification under Section 906 *

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 23, 2005

NEW LIFE SCIENTIFIC, INC.

By: /s/ Henry Val

Henry Val, Chief Executive Officer