Form 10QSB
period 2005-06-30
New Life Scientific, Inc.
filed 2005-08-23
CIK 1134011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended June 30, 2005

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

The number of shares of the registrant’s only class of common stock issued and outstanding, as of August 22, 2005 was 31,298,356 shares.

Documents incorporated by reference: none

NEW LIFE SCIENTIFIC, INC.

FORM 10-QSB

QUARTERLY PERIOD ENDED June 30, 2005

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Balance Sheet
As of June 30, 2005 (Unaudited)	3
Statements of Operations (Unaudited)
For the Three Months ended June 30, 2005 and 2004	4
Statements of Cash Flows (Unaudited)
For the Three Months Ended June 30, 2005 and 2004	5

Condensed Notes to Financial Statements	7-11

Item 2 - Management’s Discussion and Analysis or Plan of Operations	12-17

Item 3 – Control and Procedures	18

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	19

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3 - Default Upon Senior Securities	19

Item 4 - Submission of Matters to a Vote of Security Holders	19

Item 5 - Other Information	19

Item 6 - Exhibits and Reports on Form 8-K	19

Signatures	19

PART I

ITEM 1. FINANCIAL STATEMENTS.

NEW LIFE SCIENTIFIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

JUNE 30, 2005 (UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$33,238

Total Current Assets	33,238

TOTAL ASSETS	$33,238

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$26,627
Note payable	6,825
Convertible loans payable	40,000

Total Current Liabilities	73,452

Total Liabilities	73,452

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.001, 1,000,000,000 shares authorized and
31,298,356 shares issued and outstanding	31,298
Additional paid-in capital	160,427
Subscription receivable	(80,000)
Deferred compensation	(95,504)
Deficit accumulated during the development stage	(56,435)

Total Stockholders' (Deficit)	(40,214)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$33,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW LIFE SCIENTIFIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED		Cumulative Totals
	JUNE 30,		JUNE 30,		October 8, 2002 to
	2005	2004	2005	2004	June 30, 2005

INCOME	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	-	-	-	-	5,000
Administrative expenses	47,435	-	47,435	-	47,435
Professional fees	4,000	-	4,000	-	4,000
Total Operating Expenses	51,435	-	51,435	-	56,435

NET LOSS APPLICABLE TO COMMON SHARES	$ (51,435)	$ -	$ (51,435)	$ -	$ (56,435)

NET LOSS PER BASIC AND DILUTED SHARES	0.00	0.00	0.00	0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	31,298,356	2,657,268	31,298,356	2,657,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW LIFE SCIENTIFIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

	SIX MONTHS ENDING		Cumulative Totals
	JUNE 30,		October 8, 2002 to
	2005	2004	June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51,435)	$-	$(56,435)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Issuance of stock for services	-	-	-
Changes in assets and liabilities
Increase in accounts payable and
accrued expenses	84,673	-	89,673
Loans from stockholders	-	-	-
Total adjustments	84,673	-	89,673

Net cash provided by (used in) operating activities	33,238	-	33,238

CASH FLOWS FROM FINANCING ACTIVITES
Contributed capital	-	-	-

Net cash provided by financing activities	-	-	-

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	33,238	-	33,238

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$33,238	-	$33,238

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Acquisition of Nova reverse merger accounts payable	$26,627	$-	$31,627
Acquisition of Nova reverse merger note payable	$6,825	$-	$6,825
Acquisition of Nova reverse merger convertible loan payable	$40,000	$-	$40,000
Acquisition of Nova reverse merger common stock	$26,298	$-	$26,298
Acquisition of Nova reverse merger subscription receivable	$(80,000)	$-	$(80,000)
Acquisition of Nova reverse merger deferred compensation	$(95,504)	$-	$(95,504)
Acquisition of Nova reverse merger additional paid in capital	$160,427	$-	$160,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW LIFE SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2005

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004 and notes to the financials statements on Form 10-KSB of New Life Scientific, Inc. (“our Company” or the “Company”) as filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

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

June 30, 2005

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net loss per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of June 30, 2005 and 2004, the Company did not have any common stock equivalents or potentially dilutive securities outstanding.

Marketable securities

Marketable equity securities consist of investments in equity of publicly traded U.S. companies and are stated at market value based on the most recently traded price of these securities at June 30, 2005. All marketable securities are classified as available for sale at June 30, 2005. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Shareholders’ Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

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

June 30, 2005

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

NOTE 2 – RELATED PARTY TRANSACTIONS

A certain officer/shareholder of the Company or an affiliated entity from time to time advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. At June 30, 2005, amounts owed to this related party amounted to $220.

NEW LIFE SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

June 30, 2005

(Unaudited)

NOTE 3 – CONVERTIBLE LOANS PAYABLE

In March 2004, the Company converted accounts payable amounting to $80,000 into a convertible loan payable. The note bears interest at 8% per annum, is unsecured and is due on demand. The note is convertible into shares of the Company’s common stock at the rate of $.015 per share. For the three months ended June 30, 2005, the Company recorded a beneficial conversion amount of $80,000 as interest expense since the debentures were immediately convertible.

In March 2005, the Company issued two promissory notes in the amount of $120,000 ($60,000 each). The notes bear interest at 8% per annum, are unsecured and are due on March 11, 2007. Under the terms of the notes, interest is payable semi-annually commencing six months after the dates of the notes. Payment of the outstanding principal balances of the notes shall commence on August 1, 2005 in 20 consecutive monthly payments until paid in full. At the note holders’ option, each note payable is convertible into common stock at a conversion price of $.015 per share or an aggregate of 8,000,000 shares of common stock. For the three months ended June 30, 2005, the Company recorded a beneficial conversion amount of $120,000 as interest expense since the debentures were immediately convertible. In May 2005, the notes holders convert these loans into 8,000,000 shares of common stock.

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

On May 25, 2005 pursuant to an Agreement and Plan of Acquisition (the “Agreement”) between us and Pharma Trials International (PTI) in a $1.5 Million deal that will provide entry and presence in the clinical research field. The transaction calls for NWLF to pay $1.5 Million in common stock. NWLF expects the deal, which is subject to audit, customary closing conditions and regulatory approvals, to close in the third quarter ending September 30, 2005. Since we signed an agreement with PTI, New Life spent in excess of $125,000.00, most of which went into Due Diligence and working capital in the form of loans to PTI.

Pharma Trials provides services in areas of clinical and market research as well as regulatory support to pharmaceutical clients and other Contract Research Organizations (CROs). PTI assists pharmaceutical, biotechnology, and medical device companies with management for their clinical research programs. A CRO is a company that is contracted to perform all or part of a sponsor's clinical trials-related tasks. This might include the design, monitoring and management of trials, the analysis of results, and other specialty duties that drug developers do not have the capacity to perform efficiently.

On June 6, 2005, we entered into a Strategic Alliance Agreement between us and INVAPHARM LLC of Malvern, Pennsylvania. INVAPHARM LLC has expertise in drug delivery, development of pharmaceutical products, and is the holder of licenses for various pharmaceutical compounds, products and drug delivery systems.

On June 24, 2005, we formed a joint venture with InvaPharm LLC whereby we will operate under the name Invamed Pharma, Inc. Invamed Pharma, Inc. was incorporated in the Florida on June 6, 2005.

On June 16, 2005, we elected and appointed new officers and directors. Wieslaw J. Bochenek, M.D., Ph.D., F.A.C.P. has been elected to the board of directors and has been also been appointed as our president.

Eugene Zabolotsky, has been elected to our board of directors and has been appointed as corporate secretary.

Dr. Bochenek provides strong leadership and experience to the company, including fifteen years in the pharmaceutical industry with prior academic, clinical and bench research experience in the therapeutic areas of gastroenterology, diabetes, lipids, and osteoporosis. Dr. Bochenek also has an appointment as an Adjunct Clinical Associate Professor of Medicine at the Division of Gastroenterology, University of Pennsylvania, Philadelphia, PA.

Dr. Bochenek's previous positions range from Associate to Senior Director of Drug Development, including; developmental strategies from pre-clinical through NDA submission; supervision of the conduct of clinical projects (Phase II - IIIb) using in-house teams and CROs; medical monitoring of domestic and international phase I, II, III and IIIb, IV trials; and close interaction with drug discovery and pre-clinical drug development.

Dr. Bochenek has overseen the work of up to three clinical teams of 30 or more individuals, each working on different NDA track projects and has interacted with the FDA and international regulatory agencies for presentation of proposals for clinical studies. He has held the positions of President of PhamaTrails, International LLC; Senior Director, Gastroenterology Medical/Clinical Development for Pfizer; and Senior Director of Clinical Research & Development for Wyeth Ayerst Research.

Mr. Zabolotsky's impressive career includes positions as Director of Business Development at PharmaTrials International, a clinical research organization specializing in the management of clinical research programs for the pharmaceutical, biotechnology, and medical device industry; Director of Business Development at EZMED Inc., a consulting company that provides business services to healthcare companies ranging from medical group practices to start-up biotechnology companies seeking to introduce products or services to the marketplace; and, various positions in the sales and marketing divisions of Searle Pharmaceuticals, Monsanto, Pharmacia Corporation and Pfizer Inc.

Mr. Zabolotsky obtained his MBA in Health Care Management from Regis University and his undergraduate degree in Health Sciences from the College of Mount St. Vincent in Riverdale, NY. We have no full time employees. Our President has agreed to allocate a portion of his time to our business activities. In connection with his services, for the three months ended June 30, 2005, we paid a management fee of $30,000 to a company owned by the President. He anticipates that our business plan can be implemented by his devoting minimal time per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

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

Results of Operations

Comparison of Results of Operations for the three month period ended June 30, 2005 and 2004

We generated no revenues during the three month periods ended June 30, 2005 and 2004.

For the three months ended June 30, 2005, we incurred professional fees of $4,000 compared to $0 for the three months ended June 30, 2004, an increase of $5500. This increase was attributable to the fact that we had limited operations in the 2004 period, but began to implement our business plan described herein during the later part of 2004. Accordingly, we incurred professional fees in connection with our SEC filings.

General and administrative expenses were $47,435 during the three months ended June 30, 2005, compared to $0 during the comparable period in 2004, an increase of $47,435. This increase was primarily attributable to the fact that we had limited operations in the 2004 period, but began to implement our business plan described herein during the later part of 2004. For the three months ended June 30, 2005, we incurred travel expenses related to business development activities.

As a result, we incurred a net loss of $51,435 for the three months ended June 30, 2005 or $.00 per common share as compared to a net loss of $0 or $.00 per common share during the comparable period in 2004.

Liquidity and Capital Resources

At June 30, 2005, we had cash of $33,238. Because we are not currently required to pay salaries to our officer/directors, management believes that we have the ability to continue operations through the foreseeable future. In the event additional funds are required to allow us to continue our operations, it is anticipated that these funds will be loaned to us by management, as it is doubtful that we will be able to obtain loans from any established financial institution. It is further anticipated that we will continue to incur expenses without corresponding revenues during the foreseeable future.

In March 2004, the Company converted accounts payable amounting to $80,000 into a convertible loan payable. The note bears interest at 8% per annum, is unsecured and is due on demand. The note is convertible into shares of the Company’s common stock at the rate of $.015 per share. For the three months ended June 30, 2005, the Company recorded a beneficial conversion amount of $80,000 as interest expense since the debentures were immediately convertible.

In March 2005, we issued two promissory notes in the amount of $120,000 ($60,000 each). The notes bear interest at 8% per annum, are unsecured and are due on March 11, 2007. Under the terms of the notes, interest is payable semi-annually commencing six months after the dates of the notes. Payment of the outstanding principal balances of the notes shall commence on August 1, 2005 in 20 consecutive monthly payments until paid in full. At the note holders’ option, each note payable is convertible into common stock at a conversion price of $.015 per share or an aggregate of 8,000,000 shares of common stock. For the three months ended June 30, 2005, we recorded a beneficial conversion amount of $120,000 as interest expense since the debentures were immediately convertible.

On May 5, 2005, the Company issued 11,000,000 shares of its common stock in connection with the conversion of convertible debt amounting to $160,000. Which total illimates the 120,000 notes outstanding and still leaves $40,000 of notes still outstanding.

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

Details regarding our use of these policies and the related estimates are described in the accompanying financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003. During the period ended June 30, 2005, there were no material changes to our critical accounting policies that impacted our financial condition or results of operations.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level. Under the supervision and with the participation of management, as of June 30, 2005, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b)	Changes in internal controls.

Our Certifying Officer has indicated that there were no changes in our internal controls or other factors that could affect such controls during the quarter ending June 30, 2005, and there were no such control actions taken with regard to deficiencies and material weaknesses during the quarterly period ending June 30, 2005.

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

Dated: August 22, 2005

NEW LIFE SCIENTIFIC, INC.

By: /s/ Henry Val

Henry Val, Chief Executive Officer