Form 10QSB
period 2005-09-30
New Life Scientific, Inc.
filed 2005-11-22
CIK 1134011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended September 30, 2005

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

(732) 303-7341
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act: Yes ☐   No ☒.

The number of shares of the registrant’s only class of common stock issued and outstanding, as of November 21, 2005 was 34,384,070 CONFRIM NUMBER WITH TRANSFER AGENT shares.

Documents incorporated by reference: none

PART I

Item 1.	Financial statements.

NEW LIFE SCIENTIFIC, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005 (UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$4,456
Demand note - related party	138,500
Total Current Assets	142,956
TOTAL ASSETS	$142,956

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$34,544
Liability for stock to be issued	250,000
Convertible loans payable	40,000
Total Current Liabilities	324,544

Total Liabilities	324,544

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.001, 1,000,000,000 shares authorized and
31,384,070 shares issued and outstanding	31,384
Additional paid-in capital	258,055
Subscription receivable	(80,000)
Deferred compensation	(75,727)
Deficit accumulated during the development stage	(315,300)
Total Stockholders' (Deficit)	(181,588)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$142,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW LIFE SCIENTIFIC, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 20, 2005 AND 2004 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	NINE MONTHS ENDED		THREE MONTHS ENDED		Cumulative Totals
	SEPTEMBER 30,		SEPTEMBER 30,		October 8, 2002 to
	2005	2004	2005	2004	September 30, 2005

INCOME	$–	$–	$–	$–	$–

OPERATING EXPENSES
Organizational expenses	–	–	–	–	5,000
Depreciation and amortization	19,777	–	19,777		19,777
Administrative expenses	268,730	–	221,295	–	268,730
Professional fees	21,793	–	17,793	–	21,793
Total Operating Expenses	310,300	–	258,865	–	315,300
NET LOSS APPLICABLE TO COMMON SHARES	$(310,300)	$–	$(258,865)	$–	$(315,300)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.02)	$–	$(0.01)	$–

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	18,297,011	2,657,268	31,308,604	2,657,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW LIFE SCIENTIFIC, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, AND 2004 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	NINE MONTHS ENDING		Cumulative Totals
	SEPTEMBER 30,		October 8, 2002 to
	2005	2004	September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(310,300)	$–	$(315,300)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Amortization of deferred compensation	19,777	–	19,777
Issuance of stock for services	97,714	–	97,714
Changes in assets and liabilities
(Increase) in notes receivable	(138,500)	–	(138,500)
Increase in accounts payable and
accrued expenses	92,590	–	97,590
Total adjustments	71,581	–	76,581
Net cash (used in) operating activities	(238,719)	–	(238,719)

CASH FLOWS FROM FINANCING ACTIVITES
Payments to note payable	(6,825)	–	(6,825)
Liability for stock to be issued	250,000	–	250,000

Net cash provided by financing activities	243,175	–	243,175

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	4,456	–	4,456
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	–	–	–
CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,456	$–	$4,456

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Acquisition of Nova reverse merger accounts payable	$26,627	$–	$31,627
Acquisition of Nova reverse merger note payable	$6,825	$–	$6,825
Acquisition of Nova reverse merger convertible loan payable	$40,000	$–	$40,000
Acquisition of Nova reverse merger common stock	$26,298	$–	$26,298
Acquisition of Nova reverse merger subscription receivable	$(80,000)	$–	$(80,000)
Acquisition of Nova reverse merger deferred compensation	$(75,727)	$–	$(75,727)
Acquisition of Nova reverse merger additional paid in capital	$160,427	$–	$160,427
Common stock issued for services	$97,714	$–	$97,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEW LIFE SCIENTIFIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, AND 2004
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

New Life Scientific, Inc (the “Company”), was organized October 28, 1999, as a Nevada corporation. The Company was organized for the purpose of acquiring equity positions in start up and existing companies. The Company also provided companies with consulting services with regard to raising capital, equity formation and development of management teams, implementing marketing programs when appropriate and guidance in filing registration statements. The Company no longer conducts these business activities. It intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for issuance of its securities.

On May 5, 2005 (the “Effective Date”), pursuant to an Agreement and Plan of Acquisition ( the “Agreement”) between the Company and Novo Life Scientific. (“Novo Life”), a Ukrainian enterprise corporation, the Company purchased all of the outstanding shares of Novo Life for the issuance of 17,500,000 shares of its common stock to the following parties: Alexander Yelsky - 4,000,000 shares; Yevsey Tseytelman - 4,000,000; Michael Val (the brother of Henry Val, the Company’s principal shareholder and sole officer and director) - 9,000,000 shares; Dmitry Gulyaev -60,000 shares; Andrey Zerbino - 30,000 shares; Natalya Khlystova - 50,000 shares; Alexander Brusilovsky -10,000 shares; Ganna Yelska - 10,000 shares; Alexander Yelsky, custodian for Daniel Yelsky - 120,000 shares and Yevsey Tseytelman , custodian for Leona Tseytelman - 220,000 shares. Pursuant to the Agreement, Novo Life became the Company’s wholly-owned subsidiary. The acquisition was approved by the unanimous consent of our Board of Directors on May 5, 2005. Novo Life is a holder of certain licensing agreements with the Institute of Molecular Biology and Genetics of the Ukrainian Academy of Sciences (“IMBG”). Novo Life Intends to use IMBG’s expertise in bio-medicine, to develop and market certain stem cell lines as well as the establishment of a stem cell bank. Additionally Novo Life has been researching and is developing the business model for creating stem cell banks ad stem cell treatment facilities based in Eastern Europe. In conjunction with the acquisition of Novo Life, we are putting together a scientific advisory board for evaluation of products and processes which are already developed and which may be developed by IMBG.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company has devoted substantially all of its time to searching for entities that are engaged in business that generates revenue. The Company has no revenues and very limited operations. In accordance with Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”, the Company has presented their financial statements as a development stage company, reflecting the cumulative totals since their inception.

NEW LIFE SCIENTIFIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, AND 2004
(UNAUDITED)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition

The Company has no revenue and is in the development stage.

The Company’s policy is to recognize revenue under the accrual method of accounting when the services are rendered rather than when cash is collected for the services provided.

Costs are recorded on the accrual basis as well, when the services are incurred rather than paid.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at end of each period based on enacted tax laws and statutory tax rates.

Fair Value of Financial Instruments

The carrying amount reported in the condensed consolidated balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

Start-up Costs

In accordance with Statement of Position 98-5, “Accounting for Start-up Costs”, the Company has expensed all of their costs relating to the start-up in the period in which those costs related to.

NEW LIFE SCIENTIFIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, AND 2004
(UNAUDITED)

(Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for the periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30, 2005	September 30, 2004

Net Loss	($310,300)	$0
Weighted-average common shares outstanding (Basic)	18,297,011	2,657,268
Weighted-average common stock equivalents: Stock options and warrants	–	–
Weighted-average common shares outstanding (Diluted)	18,297,011	2,657,268

The Company has no options or warrants outstanding as of September 30, 2005, and no options or warrants have been granted to date.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1. “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFA No. 115, “Accounting in Certain Investments in Debt and Equity Securities.” EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending June 15, 2004. The Company believes that the adoption of this standard will have no material impact on its financial statements.

NEW LIFE SCIENTIFIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, AND 2004
(UNAUDITED)

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment, “FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-

Recent Accounting Pronouncements (continued)

based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its’ results and financial position.

NOTE 3- DEMAND NOTE- RELATED PARTY

The Company has a note receivable due from a related company, Pharma Trials International, (PTI). The funds were advanced to help PTI with operations. Officers of PTI are shareholders of the Company. The note has no repayment terms and non interest-bearing. As of September 30, 2005, the balance owed to the Company is $138,500.

NOTE 4 - CONVERTIBLE LOANS PAYABLE

At At September 30, 2005, there was $40,000 in convertible loans. See Subsequent Events.

NOTE 5 - PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

NOTE 5 - PROVISION FOR INCOME TAXES (CONTINUED)

At September 30, 2005, net deferred tax assets approximated the following:

Deferred tax asset	$107,100
Less: valuation allowance	(107,100)
Net deferred tax asset	$-0-

NEW LIFE SCIENTIFIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, AND 2004
(UNAUDITED)

At September 30, 2005, the Company had deficits accumulated during the development stage approximating $315,000 available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 6 - STOCKHOLDERS’ EQUITY

On March 1, 2005, the Company’s sole officer, director and majority shareholder of the Company, authorized a reverse split of the outstanding common shares of the Company at the rate of one share for each 35 shares outstanding. The reverse split was declared effective on March 11, 2005. All share information and per share data has been restated to reflect the reverse stock split

On March 30, 2004, the Board of Directors authorized the issuance of 2,285,714 common shares of common stock to Netter LLC, a New Jersey corporation. These shares were in exchange for assuming all of the outstanding liabilities of the Company of $80,000. Since no formal settlement agreement has been entered into with the respective vendors, the Company reflected the $80,000 as a note receivable related to the issuance of common stock on the accompanying balance sheet. In connection with this issuance, the Company effected a change in control.

In September 2005, the Company issued 85,714 shares of its common stock par value .001 at fair value as pursuant to a consulting agreement with VTEC Corporation.

NOTE 7 - GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses since inception, and is currently in the development stage. There is substantial doubt as to whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

NOTE 8 - SUBSEQUENT EVENTS

On October 11, 2005, the Company converted its $40,000 convertible note into a total of 3,000,000 shares of its common stock.

Management states that they are confident that they can acquire projects and raise the appropriate funds needed either through a debt or equity offering to operate.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Plan of Operation

On May 5, 2005 (the “Effective Date”), pursuant to an Agreement and Plan of Acquisition(the “Agreement”) between us and Novo Life Scientific (“Novo Life”), a Ukrainian enterprise corporation, we purchased all of the outstanding shares of Novo Life for the issuance of 17,500,000 shares of its common stock to the following parties: Alexander Yelsky - 4,000,000 shares; Yevsey Tseytelman - 4,000,000; Michael Val (the brother of Henry Val, our principal shareholder and sole officer and director) - 9,000,000 shares; Dmitry Gulyaev - 60,000 shares; Andrey Zerbino - 30,000 shares; Natalya Khlystova - 50,000 shares; Alexander Brusilovsky - 10,000 shares; Ganna Yelska - 10,000 shares; Alexander Yelsky, custodian for Daniel Yelsky - 120,000 shares; and Yevsey Tseytelman, custodian for Leona Tseytelman - 220,000 shares. Pursuant to the Agreement, Novo Life became our wholly-owned subsidiary. The acquisition was approved by the unanimous consent of our Board of Directors on May 5, 2005. Novo Life is a holder of certain licensing agreements with the Institute of Molecular Biology and Genetics of the Ukrainian Academy of Sciences (“IMBG”). Novo Life intends to use IMBG’s expertise in bio-medicine, to develop and market certain stem cell lines as well as establishment of a stem cell bank. Additionally, Novo Life has been researching and is developing the business model for creating stem cell banks and stem cell treatment facilities based in Eastern Europe. In conjunction with the acquisition of Novo Life, we are putting together a scientific advisory board for evaluation of products and processes which are already developed and which may be developed by IMBG.

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

On May 25, 2005 pursuant to an Agreement and Plan of Acquisition (the “Agreement”) between us and Pharma Trials International (PTI) in a $1.5 Million deal that will provide entry and presence in the clinical research field. The transaction calls for NWLF to pay $1.5 Million in common stock. NWLF expects the deal, which is subject to audit, customary closing conditions and regulatory approvals, to close in the fourth quarter ending December 31, 2005. Since we signed an agreement with PTI, New Life spent in excess of $125,000.00, most of which went into Due Diligence and working capital in the form of loans to PTI.

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

Results of Operations

HENRY NEEDS TO REVISE THE ENCLOSED NUMBERS AND EXPLANATIONS

Comparison of Results of Operations for the three month period ended September 30, 2005 and 2004

We generated no revenues during the three month periods ended September 30, 2005 and 2004.

For the three months ended September 30, 2005, we paid a management fee of $29,000 to a company related to Henry Val, our chief executive officer compared to $30,000 for the three months ended September 30, 2004.

For the three months ended September 30, 2005, we incurred professional fees of $17,793 compared to $4000 for the three months ended September 30, 2004, an increase of $13,793. This increase was attributable to the fact that we had limited operations in the 2004 period, but began to implement our business plan described herein during the later part of 2004 and 2005. Accordingly, we incurred professional fees in connection with our SEC filings.

For the three months ended June 30, 2005, we recorded stock-based compensation expense of $29,666 related to the amortization of deferred compensation from the previous issuance of common stock and stock options.

General and administrative expenses were $258,865 during the three months ended September 30, 2005, compared to $0 during the comparable period in 2004, an increase of $258,865. This increase was primarily attributable to the fact that we had limited operations in the 2004 period, but began to implement our business plan described herein during the later part of 2004 and 2005. For the three months ended September 30, 2005, we incurred travel expenses related to business development activities.

As a result, we incurred a net loss of $258,865 for the three months ended September 30, 2005 or $.00 per common share as compared to a net loss of $0 or $.00 per common share during the comparable period in 2004.

Liquidity and Capital Resources

At September 30, 2005, we had cash of $4,456. Because we are not currently required to pay salaries to our officer/directors, management believes that we have the ability to continue operations through the foreseeable future. In the event additional funds are required to allow us to continue our operations, it is anticipated that these funds will be loaned to us by management, as it is doubtful that we will be able to obtain loans from any established financial institution. It is further anticipated that we will continue to incur expenses without corresponding revenues during the foreseeable future.

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

•
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

•
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

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level. Under the supervision and with the participation of management, as of September 30, 2005, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b)	Changes in internal controls.

Our Certifying Officer has indicated that there were no changes in our internal controls or other factors that could affect such controls during the quarter ending September 30, 2005, and there were no such control actions taken with regard to deficiencies and material weaknesses during the quarterly period ending September 30, 2005.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings.

NONE

Item 2.  Changes in securities

On September 19, 2005, we issued 85,714 shares of our restricted common stock to UTEC pursuant to a consulting agreement for professional services rendered to the company. The issuance was valued at $______ per share or $______. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. UTEC was a sophisticated investor and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, UTEC had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

Item 3.  Defaults upon senior securities

NONE

Item 4.  Submission of matters to a vote of security holders -

NONE

Item 5.  Other information

NONE

Item 6.  Exhibits and reports on form 8-k

31.1	Rule 13a - 14(a)/15d-14(a) Certification of the Chief Executive Officer *
31.2	Rule 13a - 14(a)/15d-14(a) Certification of the Chief Financial Officer *
32.1	Certification of Chief Executive Officer Certification under Section 906 *
32.2	Certification of Principal Financial and Accounting Officer Certification under Section 906 *

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW LIFE SCIENTIFIC, INC.

Date: November 21, 2005	By:	/s/ Henry Val

Henry Val, Chief Executive Officer