Form 10QSB/A
period 2005-09-30
New Life Scientific, Inc.
filed 2005-11-22
CIK 1134011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

The number of shares of the registrant’s only class of common stock issued and outstanding, as of November 21, 2005 was 34,384,070 shares.

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
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
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
AS OF SEPTEMBER 30, 2005
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
AS OF SEPTEMBER 30, 2005
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
AS OF SEPTEMBER 30, 2005
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
AS OF SEPTEMBER 30, 2005
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

NOTE 4 - CONVERTIBLE LOANS PAYABLE

At September 30, 2005, there was $40,000 in convertible loans. See Note 8 - Subsequent Events regarding the conversion of these loans.

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
AS OF SEPTEMBER 30, 2005
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

For the three months ended September 30, 2005, we paid a management fee of $35,000 to a company related to Henry Val, our chief executive officer compared to $30,000 for the three months ended September 30, 2004.

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