Form 10KSB
period 2005-12-31
New Life Scientific, Inc.
filed 2006-03-31
CIK 1134011

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

☐Transitional Report Under Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Common Stock

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer’s revenues for its most recent fiscal year: $115,631

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 14, 2006: $4,433,525.00.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 14, 2006, there were 51,620,540 shares of the Company’s common stock issued and outstanding.

Documents Incorporated by Reference: None

TABLE OF CONTENTS

FORM 10-KSB ANNUAL REPORT

New Life Scientific, Inc.

  NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB and other written reports and oral statements made from time to time by New Life Scientific may contain forward looking statements. Such forward looking statements may be identified by the use of such words as “expects,” “plans,” “estimates,” “forecasts,” “projects,” “anticipates,” “believes,” “future,” and words of similar meaning. Forward looking statements are likely to address such matters as New Life Scientific’s business strategy, future operating results and clinical trial plans. As a result, investors should carefully consider any forward looking statements in light of the various factors which could affect future results. Some of these factors are discussed below. Such statements reflect the current view of New Life Scientific with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to New Life Scientific’s industry, New Life Scientific’s operations and results of operations and any businesses that may be acquired by New Life Scientific. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although New Life Scientific believes that the expectations reflected in the forward looking statements are reasonable, New Life Scientific cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, New Life Scientific does not intend to update any of the forward-looking statements to conform these statements to actual results.

All references to “$” or “dollars” in this Form 10-KSB are to U.S. dollars unless otherwise noted.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

New Life Scientific, Inc. (“NWLS” “we,” “our,” “us,” or the “Company”), was incorporated under the laws of the State of Nevada on October 28, 1999, under the name “TMA, Inc.” In December 2000, we amended our Articles of Incorporation, changing our name to Nevada Holding Group Inc. In February 2003, we amended our Articles of Incorporation to increase the total number of authorized common shares from 50,000,000 to 200,000,000 shares, par value $.001 per share. On August 31, 2004, we amended our Articles of Incorporation to increase the total number of authorized common shares from 200,000,000 shares to 1,000,000,000 shares, par value $.001 per share and authorize 10,000,000 shares of preferred stock, par value $.001. On March 1, 2005, we changed our name to New Life Scientific, Inc. and undertook a reverse split of our outstanding shares of common stock at the rate of one share for every 35 shares outstanding. On January 23, 2006, we undertook a forward split of our outstanding shares of common stock at the rate of 1.1 shares for each one share outstanding.

We were originally organized for the purpose of acquiring equity positions in start-up and existing companies. We also provided companies with consulting services with regard to raising capital, equity formation, development of management teams, implementing marketing programs when appropriate, and guidance in filing registration statements. We no longer conduct these business activities.

In March 2005, we issued two promissory notes in the amount of $120,000 ($60,000 each) to MBA Investors and Power Network. The notes bear interest at 8% per annum, are unsecured and are due on March 11, 2007. Under the terms of the notes, interest is payable semi-annually commencing six months after the dates of the notes. Payment of the outstanding principal balances of the notes shall commence on August 1, 2005 in 20 consecutive monthly payments until paid in full. At the note holders’ option, each note payable is convertible into common stock at a conversion price of $.015 per share or an aggregate of 8,000,000 shares of common stock. This amount was recorded as deferred financing costs and amortized over the life of the notes. The notes have been converted in ful.

On March 14, 2005, we announced that we have chosen to restructure ourselves to pursue a new course of action. We decided to actively pursue opportunities in the biotechnology field focused on Eastern European technologies and discoveries.

On May 5, 2005, we completed the acquisition of Novo Life Scientific of the Ukraine, which became our wholly owned subsidiary. Novo holds certain licensing agreements with the Institute of Molecular Biology and Genetics of the Ukrainian Academy of Sciences.

On May 25, 2005, we entered into an Agreement and Plan of Acquisition with PharmaTrials International (“PTI”), a Florida corporation with its principal place of business located in Hillsborough, New Jersey, whereby they became our wholly owned subsidiary. This transaction provided us with entry and presence in the clinical research field. The transaction required us to issue shares of our common stock equivalent to a value of $1,500,000 to the principals of PharmaTrials International. PharmaTrials provides services in areas of clinical and market research as well as regulatory support to pharmaceutical clients and other Contract Research Organizations (CROs). PharmaTrials assists pharmaceutical, biotechnology, and medical device companies with management for their clinical research programs. A CRO is a company that is contracted to perform all or part of a sponsor’s clinical trials-related tasks. This might include the design, monitoring and management of trials, the analysis of results, and other specialty duties that drug developers do not have the capacity to perform efficiently. PharmaTrials has headquarters in Hillsborough, New Jersey and European locations in Kiev, Ukraine and through its affiliates in Poland and also other countries of the Central/Eastern Europe. It possesses CRO experience and offers pharmaceutical industry research services such as conduct of clinical trials Phases I through IV as well as regulatory research and marketing support in the U.S., Poland, and Ukraine. PharmaTrials and its employees have a track record of successfully completed studies of prescription and over-the-counter pharmaceutical product and medical devices and new drug application (NDA) submissions worldwide.

On June 6, 2005, we entered into a strategic alliance with InvaPharm LLC, based in Malvern, Pennsylvania. InvaPharm LLC has expertise in drug delivery, development of pharmaceutical products, and is the holder of licenses for various pharmaceutical compounds, products and drug delivery systems.

On June 16, 2005, we elected and appointed new officers and directors. Wieslaw J. Bochenek, M.D., Ph.D., F.A.C.P. was elected to our board of directors and also was appointed as our President. Eugene Zabolotsky, was elected to our board of directors and was appointed as corporate secretary. Dr. Bochenek provides strong leadership and experience to us, including fifteen years in the pharmaceutical industry with prior academic, clinical and bench research experience in the therapeutic areas of gastroenterology, diabetes, lipids, and osteoporosis. Dr. Bochenek also has an appointment as an Adjunct Clinical Associate Professor of Medicine at the Division of Gastroenterology, University of Pennsylvania, Philadelphia, Pennsylvania. Dr. Bochenek’s previous positions range from Associate to Senior Director of Drug Development, including; developmental strategies from pre-clinical through NDA submission; supervision of the conduct of clinical projects (Phase II - IIIb) using in-house teams and CROs; medical monitoring of domestic and international phase I, II, III and IIIb, IV trials; and close interaction with drug discovery and pre-clinical drug development. Mr. Zabolotsky’s career includes positions as Director of Business Development at PharmaTrials International, a clinical research organization specializing in the management of clinical research programs for the pharmaceutical, biotechnology, and medical device industry; Director of Business Development at EZMED Inc., a consulting company that provides business services to healthcare companies ranging from medical group practices to start-up biotechnology companies seeking to introduce products or services to the marketplace; and, various positions in the sales and marketing divisions of Searle Pharmaceuticals, Monsanto, Pharmacia Corporation and Pfizer Inc.

On July 19, 2005, we and InvaPharm LLC commenced a joint venture operation under the name Invamed Pharma. This joint venture has reached a significant corporate milestone of 50 percent patient recruitment in the Phase II study of a new delivery system in the treatment of patients with ulcerative colitis. The study expected to be completed in the third quarter of 2006 and the summary report available by the end of 2006. This newly tested technology for drug delivery is protected by two separate patents that expire in the years 2015 and 2018. Invamed plans to utilize this new drug delivery technology in various applications and will consider strategic partnerships with other leading companies. These potential alliances may enhance the development of new treatments through improvement of existing approved products or drugs currently in development at Invamed.

On September 23, 2005, we signed a Letter of Intent with CureLab, Inc. for a long-term Joint Development and Marketing Plan (JDMP) of Cure Lab’s pharmaceutical and biotech products. The intended agreement of collaboration will allow us to gain access to new product lines and CureLab to accelerate development of its current products using the experience of our scientific staff as well as use of PharmaTrials International and conducting clinical studies in Eastern Europe to reduce the cost of development.

On November 1, 2005, a European pharmaceutical company signed a clinical study contract with PharmaTrials International, for a study to be conducted by PharmaTrials Ukraine, a Contract Research Organization (CRO) in Kiev, Ukraine. The terms of the contract dictate strict confidentiality as to the contracting party and the specific nature of the study. It is the first major study to be awarded to PharmaTrials International since it was acquired by us. The general scope of the project is a Phase II clinical study for a new therapeutic indication, to be conducted exclusively by PharmaTrials International’s at seven sites in the Ukraine. The contract is scheduled for completion in the second quarter of 2006.

Competition

We will remain an insignificant participant among the companies that engage in clinical trials. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than we do. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Government Regulations

Federal, state and local government authorities in the United States, European Union and other foreign countries extensively regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution, marketing and export and import of pharmaceutical products such as those we are testing and developing. Each product candidate will require regulatory approval before they can be commercialized. The process of obtaining regulatory approvals and the subsequent substantial compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Currently, we have not obtained any approvals to market our product candidates. Further, our business is at risk that the FDA or any other regulatory agency will not grant us approval for any of our product candidates on a timely basis, if at all.

Employees

We presently have 2 full time employees, our officers and directors, Mr. Val and Dr. Bochenek. Mr. Zabolotsky allocates a portion of his time to our activities, without compensation. We anticipate that once our business plan is implemented and adequate financing is arranged, all of our officers will enter into written employment contracts.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real property at this time and have no agreements to acquire any such real property. Our principal place of business is located at 401 Omni Drive, Hillsborough, New Jersey 08844 and we have an additional office at 4400 Route 9 South, Suite 1000, Freehold, New Jersey 07728. This is an executive shared office space and we pay $200 per month. It is anticipated that these arrangement will be suitable for our needs for the foreseeable future. Our telephone number is (732) 303-7341 and facsimile number is (732) 462-9149. We also lease 14,000 square feet of office storage space in Kiev, Ukraine. The lease payments are approximately $3,800 per month plus utilities. The address is 20-B, Shota Rustaveli Street., Kiev, 01033, Ukraine. The telephone number is 38 044 4922794 and the facsimile number is 38 044 4922793. We also operate a clinical pharmacology unit located at the University hospital in Vinnitsa, Ukraine. The cost is approximately $2,000. We neither own nor lease any other properties.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a) Market Information. Our common stock commenced a quotation on the OTC Bulletin Board in December 2001. As of March 29, 2006, the price of our common stock was $.19. Our trading symbol is NWLS. Our securities are deemed to be a “penny stock.” The Securities and Exchange Commission had adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

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

Bid Price
Quarter Ended	High	Low

March 2005	$5.568	$0.918
June 2005	$3.864	$1.545
September 2005	$2.50	$0.955
December 2005	$1.136	$.0255

March 2004	$1.40	$0.525
June 2004	$3.815	$1.05
September 2004	$12.566	$1.365
December 2004	$8.75	$3.50

March 2003	$0.15	$0.03
June 2003	$0.11	$0.05
September 2003	$0.09	$0.01
December 2003	$0.04	$0.015

(b) Holders. There are 165 holders of our Common Stock, not including those persons who hold their shares in “street name” holding 7,048,043 shares of our common stock.

(c) Dividends. We have not paid any dividends on our shares of common stock. We do not foresee that we will have the ability to pay a dividend on our shares of common stock in the fiscal year ending December 31, 2006. There can be no assurances that a dividend will be issued even if a merger or acquisition is so consummated.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is our Plan of Operation, instead of our comparison of our results of operations.

Statements contained herein that are not historical fact may be forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act, that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those projected or suggested in any forward-looking statement made by us. These factors include, but are not limited to: (i) our ability to obtain additional funding; (ii) our ability to attract and/or maintain manufacturing, research, development and commercialization partners; (iii) our and/or a partner’s ability to successfully complete product research and development, including pre-clinical and clinical studies and commercialization; (iv) our and/or a partner’s ability to obtain required governmental approvals, including product and patent approvals; and (v) our and/or a partner’s ability to develop and commercialize products that can compete favorably with those of competitors. In addition, significant fluctuations in annual or quarterly results may occur as a result of the timing of milestone payments, the recognition of revenue from milestone payments and other sources not related to product sales to third parties, and the timing of costs and expenses related to our research and development programs. Additional factors that would cause actual results to differ materially from those projected or suggested in any forward-looking statements are contained in our filings with the SEC, including those factors discussed under the caption “Risk Factors” in this Report which we urge investors to consider. We undertake no obligation to publicly release revisions in such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events or circumstances, except as otherwise required by securities and other applicable laws.

We are a pharmaceutical development company focusing on the development and commercialization of innovative therapeutic products. Our goal is to become a leader in both the development and commercialization of innovative drugs and drug delivery products and technologies. We will focus our research and development efforts on product candidates such as proprietary technologies for targeted drug release using oral route of administration and utilizing tight junctions in topical drug delivery, which may offer significant clinical advantages such as improved safety and clinical efficacy or increased patient compliance due to elimination of injection site pain and avoidance of injection site irritation. We will continue to try to establish strategic collaborations with leading pharmaceutical and biotechnology companies. In select cases where we deem it to be strategically advantageous to us, we plan to internally develop, manufacture and distribute our products. We have invested substantial time, money and intellectual capital in developing our manufacturing facilities and know-how which we believe would be difficult for our competitors to replicate in the near term.

We are planning to engage in a variety of preclinical and clinical research and development activities to identify and develop viable product candidates in therapeutic areas including gastrointestinal and endocrinological disorders, wound healing, infection/inflammation, osteoporosis, obesity, and pain. Some of these products fall into the category of woman’s health. We and our collaboration partners have been developing a diverse portfolio of clinical-stage product candidates for multiple therapeutic areas utilizing our molecular biology-based drug delivery technology. In addition, we have been expanding our regenerative and tissue engineering research and development efforts.

As of December 31, 2005, we had an accumulated deficit of $262,556 and expect additional operating losses in the future as we continue our research and development activities. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, patent-based royalties and manufactured product sales for us. As a result of our collaboration and other agreements, we have recognized revenues of approximately $ 115,631 in 2005. Revenues relate primarily to clinical and research fees received from our sponsors for conducting clinical studies.

As of December 31, 2005, we had $119,167 in unrestricted cash and/or cash equivalents. We believe that we will require additional capital. This belief is based, in part, on the assumption that we have completed and are planning to enter into various collaborations to accelerate our research and development programs which will provide us with additional financing. To the extent these collaborations do not proceed as planned, we may be required to reduce our research and development activities or, if necessary and possible, raise additional capital from new investors or in the public markets.

During 2005, we raised approximately $600,000 through the offering of our securities.

General Business Plan

Our purpose is to proceed with our business plan and continue to develop additional business for our subsidiary, PharmaTrials International, Inc, a Florida corporation providing services in the areas of clinical and market research as well as regulatory support to pharmaceutical clients and other Contract Research Organizations (CROs). PTI assists pharmaceutical, biotechnology, and medical device companies with management for their clinical research programs. A CRO is a company that is contracted to perform all or part of a sponsor’s clinical trials-related tasks. This might include the design, monitoring and management of trials, the analysis of results, and other specialty duties that drug developers do not have the capacity to perform efficiently.

PharmaTrials International, Inc. (PTI) - Contract Research Organization (CRO)

PharmaTrials has headquarters in Hillsborough, New Jersey and European locations in Kiev, Ukraine and through its affiliate in Poland. It possesses CRO experience and offers pharmaceutical industry research services such as conducting clinical trials Phases I through IV as well as regulatory research and marketing support in the U.S., Poland, and Ukraine. PharmaTrials and its employees have a track record of completed studies of prescription and over-the-counter pharmaceutical products and medical devices and new drug application (NDA) submissions worldwide.

Currently we and PTI are in the process of completing the audit required to complete the purchase. To date, we have invested in excess of $300,000 in working capital and are currently managing PTI as our subsidiary.

CRO Market Overview

The following description of CROs has been taken from an article written by Dr. Jayashree that was published in the April 2005 issue of the InternationalBiopharmaceutical Association Publication newsletter.

In recent years, cost pressures in the pharmaceutical industry have led to a rapid expansion of the market for outsourcing skills like manufacturing, research and development (“R&D”) processes and sales functions. Contract Research Organizations (CROs) are of particular interest as their work relates to the discovery of compounds and their subsequent development into marketable products. The benefits and pitfalls of outsourcing have been topics of debate in the pharmaceutical industry for some decades now. However, it is evident that the CRO market is growing and that more strategic partnerships are being formed.

The cost of drug development has soared during the past ten years compelling pharmaceutical and biotechnology companies to look for new, smarter ways of conducting clinical research. Driven by mounting market pressures, companies are increasingly implementing outsourcing strategies to increase revenues through faster drug development. By decreasing their in-house facilities and staff, and outsourcing more of their R&D functions, pharmaceutical and biotechnology companies are reshaping the drug development services industry.

Contract research has evolved from providing limited preclinical and clinical trial services in the 1980s to a full-service industry today that encompasses broader relationships with clients covering the entire drug development process, including preclinical safety evaluation, pharmacology, study design, clinical trial management, data collection, statistical analysis, product support, and regulatory services. Pharmaceutical companies are now using drug development services companies not only to cover gaps in capacity, but also to increase their skills base, help to control costs, and reduce drug development timelines. CROs were first organized as outsourcing service companies that provided only clinical trial management. Today, many CROs have expanded their scope of services to provide comprehensive management of the complex drug trial processes for their client companies, as well as providing access to vast areas of expertise, which may not exist in the client’s internal organization.

Outsourcing is not a new concept to pharmaceutical companies; however, its use increased dramatically in the mid-1990s, and it is expected to continue to increase going forward. It is estimated that in 2004 nearly 42% of all pharmaceutical drug development expenditures was committed to outsourcing, as compared to 4% that was outsourced in the early-1990s. Some estimate that there are currently over 1,200 organizations involved in clinical research, including pharmaceutical and biotechnology in-house clinical research, site management organizations (SMOs), academic medical centers, private research sites, and contract research organizations (CROs).

Over the past few years, CROs have received the lion’s share of outsourced clinical research revenue. In 2004, in the United States, CROs received an estimated 60% of the clinical research outsourced from pharmaceutical companies. The combination of the growing trend by pharmaceutical companies to outsource a wider range of services and the need to pass products through the testing and regulatory process in a rapid, cost-effective manner, has lead to skyrocketing growth of the CRO market. The CRO market grew from $1 billion in 1992 to more than $8 billion in 2002. CROs enrolled 7 million research subjects in 1992, and 20 million in 2004.

According to industry sources, around $40 billion is spent annually on drug R&D. The extent of activity in R&D investments by major drug manufacturers is one of the critical drivers of the market, as increases in the number of new drugs and devices will directly determine the number of trials conducted per new drug. The increasing number of new approvals (drugs & devices) every year, and the trend towards more trials per drug invented, etc. are making the global market players resort to several strategic moves, one of the major ones being outsourcing.

Typically, CROs compete on the basis of medical and scientific expertise in specific therapeutic areas; the ability to manage large-scale trials on a global basis with strategically located facilities; by providing medical database management capabilities; providing statistical and regulatory services; the proven ability to recruit principal investigators and patients into studies; and the ability to integrate information technology with systems to improve the efficiency of contract research. It is imperative that pharmaceutical and biotechnology companies pass their product through the testing and regulatory process in a rapid, cost-effective manner. To accomplish this goal, pharmaceutical companies are relying on outsourcing strategies to provide the services that can bring their therapeutics to market faster.

CROs will continue to dominate this sector. However, there is a world of opportunity in contract research that extends beyond these traditional entities, and even if the large CROs maintain their hold on 70+% of the pie, the pie itself is so large and growing rapidly enough that the other 25% to 30% is nothing to sneeze at.

In 2003, the global pharmaceutical industry was estimated to have spent $63 billion on R&D, with around 40% of this devoted to clinical trials. According to another estimate by PhRMA and ING Barings LLC, the outsourced clinical phase I-IV market in 1998 was about $4.4 billion and is projected to grow to $12.8 billion in 2007. Around 80,000 clinical trials are being conducted globally each year.

Though relatively young at just over 20 years, the contract research industry has proven to be indispensable in developing new pharmaceutical products. One of the most critical factors in determining the growth of the CRO market is the percentage of R&D spending that pharmaceutical companies elect to outsource. CROs now account for about 20% of the pharmaceutical and biotechnology R&D budget, and the market for contract research services is growing. In recent years, a volatile period brought about by the mergers of large pharmaceutical companies has challenged CROs to sharpen their business focus, strengthen their balance-sheets, refine internal practices and become more efficient in the drug development process. Due to the downturn that lasted from the late 1990s to the early 2000s, many companies endured project delays and cancellations by customers who were discouraged by mergers and acquisitions that temporarily shifted their focus from bringing new drugs to market. Now that the merger and acquisition activity has slowed, pharmaceutical companies are moving into a steadier stream of business, whereas biotechnology companies are spending more money on R&D. According to a 2001 study conducted on the CRO market by UBS Warburg, “a growing percentage of outsourced pharmaceutical R&D and higher biotech demand is expected to drive the CRO sector growth ahead of the 10% or 12% norm.”

Overall, CROs seem poised to take advantage of two significant trends: the anticipated biotech growth and efficiency gains, and margin improvement given a return to normalized late-stage trial volume.

CROs have had to revise their business strategies and costs and restructure and cut certain costs. For instance, in order to make their R&D efforts more efficient, pharmaceutical and biotech companies have followed the heavy merger period by refocusing their R&D strategy. Most of them have resumed outsourcing a substantial portion of their development component, focusing their resources on research efforts.

Given time, cost and pipeline pressures in pharmaceutical manufacturers and a lengthening and complicated US Food and Drug Administration (FDA) approval process, this outsourced portion is predicted to expand by 1% (of pharmaceutical R&D spend) per year throughout 2005. This increased use of outsourcing is also shown by the nature of the projects that CROs are undertaking. For example, outsourcing the total development program to bring a new drug to market is now a service offered by a number of CROs. Smaller pharmaceutical and biotech companies have outsourced their development work to CROs in this way in order to retain overall control of their products following successful drug development.

There is now a greater use of outsourcing in the pharmaceutical industry than ever before. It can be argued that some of the improvements in clinical development have come about through a more strategic and proactive approach in using the services of CROs, rather than simply using them as a tactical measure on projects.

It is projected that by 2008, up to 30% of global clinical trial activities will take place outside of the U.S and Western Europe due to high demand for study subjects and well trained clinical research professionals. Eastern Europe and Latin America are several key markets earmarked for rapid growth in clinical research grants.

PTI’s competitive advantages:

•	Staff are natives of each country
•	Extensive pharmaceutical industry and CRO experience in conducting clinical research phases I-IV in the United States, Poland, and Ukraine
•	Study design and protocol preparation
•	Case Report Form (CRF) design
•	Study Protocol approval by State Authorities
•	Import (drug) and export (biological materials) licenses
•	Submission of study Protocol to the Ethics Committee
•	Identification and selection of study sites and investigators
•	Study Monitoring
•	Quality Assurance Audits

Invamed Pharma Inc. (Invamed)

Invamed Pharma is involved in internal drug development and seeking the acquisition of pharmaceutical products that have a fundamentally proven market potential or offer market expansion opportunity. In the case of the current study, a starch capsule budesonide formulation, a proprietary, patent protected delivery system provides colonic targeted delivery of the active compound. This offers local colonic steroid activity with minimal systemic steroid impact, which is believed to provide a much more potent dosage to the patient in the area of the colon where it is needed most with minimal side effects. The use of starch as capsule material offers significant advantage over the existing capsule technologies. Thus, gelatin capsules a) carry a risk of bovine spongiphorm encephalopathy (BSE or mad cow disease); b) they cannot be coated – thus no targeted delivery; c) become brittle in dry environment; d) cross linking of protein occurs with an associated impairment of capsule break-up and release of drug over time  in that they are much more rigid than gelatin capsules. Other type of commonly used capsule, based on HPMC (hydroxyl propyl methyl cellulose) technology does not coat well and cannot be coated using commonly available tablet coating equipment. Starch capsules are rigid, dissolve in the gastrointestinal tract predictably, can be coated easily to provide desirable dissolution characteristics (targeted dissolution and drug delivery), are GRAS (Generally Recognized as Safe – FDA term), and have smooth surface (no seam) and thus can be coated using any tablet coating equipment. Our license of the starch capsule technology allows us to use for two additional applications of this attractive technology or for out-licensing it to other companies. Invamed has selected one more licensing products currently in phase II clinical trials and is pursuing its own development of three additional compounds, currently in preclinical stage of development.

Novo Life Scientific

Novo Life Scientific of the Ukraine, which became our wholly owned subsidiary on May 5, 2005, holds certain licensing agreements with the Institute of Molecular Biology and Genetics of the Ukrainian Academy of Sciences.

Liquidity and Capital Resources

At December 31, 2005, we had cash of $ 119,167. Because we are not currently required to pay salaries to our officer/directors, management believes that we have the ability to continue operations through the foreseeable future. In the event additional funds are required to allow us to continue our operations, it is anticipated that these funds will be loaned to us by management, as it is doubtful that we will be able to obtain loans from any established financial institution. It is further anticipated that we will continue to incur expenses without corresponding revenues during the foreseeable future.

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

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of instruments. Our financial instruments consist of accounts receivable, accounts payable and long-term debt. The fair value of financial instruments approximate their recorded values. Fair value of loans payable to stockholders and balances of bank lines of credit, in the circumstances, are not reasonably determinable.

Details regarding our use of these policies and the related estimates are described in the accompanying consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005 and 2004. During the year ended December 31, 2005, there were no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

Inflation

Although management expects that our operations will be influenced by general economic conditions once and if we implement our new business plan of engaging in a business combination and we commence generating revenues, we do not believe that inflation had a material effect on our results of operations during the fiscal year ended December 31, 2005.

Off-Balance Sheet Arrangements

We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

NEW LIFE SCIENTIFIC, INC.

(FORMERLY NEVADA HOLDING GROUP, INC.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

Pages

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet	F-3

Statements of Operations	F-4

Statements of Changes in Shareholders’ Deficit	F-5

Statements of Cash Flows	F-6

NOTES TO FINANCIAL STATEMENTS	F-7 to F-19

Larry O’Donnell, CPA, P.C.

Telephone (303)745-4545	2228 South Fraser Street Unit 1 Aurora, Colorado 80014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

New Life Scientific, Inc.

Freehold, New Jersey

I have audited the accompanying balance sheet of New Life Scientific, Inc. (formerly Nevada Holding Group, Inc.) as of December 31, 2005 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended December. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Life Scientific, Inc. (formerly Nevada Holding Group, Inc.) as of December 31, 2005, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in the Note 10 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Larry O’Donnell, CPA PC

Aurora, Colorado

March 12, 2006

New Life Scientific, Inc.
Balance Sheet
December 31, 2005

ASSETS

Current Assets
Cash and cash equivalents	$119,167
Accounts Receivable	47,514
Prepaid - Legal	10,000
Demand note - related party	388,617

Total Current Assets	565,298

TOTAL ASSETS	$565,298

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$34,142
Liability for stock to be issued	-
Due to Related party
Note Payable	35,000

Total Current Liabilities	69,142

Total Liabilities	69,142

STOCKHOLDERS’ (DEFICIT)
Common stock, par value $.001, 1,000,000,000 shares authorized and
45,620,540 shares issued and outstanding	45,620
Additional paid-in capital	868,819
Subscription receivable	(80,000)
Deferred compensation	(75,727)
Unrealized Loss on Marketable Securities
Deficit accumulated during the development stage	(262,556)

Total Stockholders’ (Deficit)	496,156

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$565,298

See notes to financial statements.

New Life Scientific, Inc.
Statement of Operations
Year Ended December 31, 2005

INCOME		$115,631

OPERATING EXPENSES
Organizational expenses		-
Depreciation and amortization		19,777
Administrative expenses		327,799
Professional fees		25,855
Total Operating Expenses		373,431

NET LOSS APPLICABLE TO COMMON SHARES		$(257,800)

NET LOSS PER BASIC AND DILUTED SHARES		$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	45,620,540	45,620,540

New Life Scientific, Inc.
Statement of Cash Flows
Year Ended December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(262,556)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Amortization of deferred compensation	19,777
Issuance of stock for services	97,714
Changes in assets and liabilities
(Increase) in notes receivable	(388,617)
Increase in accounts payable and
accrued expenses	40,102
Total adjustments	(231,024)

Net cash (used in) operating activities	(488,824)

CASH FLOWS FROM FINANCING ACTIVITES
Payments to note payable	(6,825)
Proceeds from Sale of Common Stock	610,000

Net cash provided by financing activities	603,175

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	114,351

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	4,816

CASH AND CASH EQUIVALENTS - END OF PERIOD	$119,167

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Acquisition of Nova reverse merger accounts payable	$31,627
Acquisition of Nova reverse merger note payable	$6,825
Acquisition of Nova reverse merger convertible loan payable	$40,000
Acquisition of Nova reverse merger common stock	$26,298
Acquisition of Nova reverse merger subscription receivable	$(80,000)
Acquisition of Nova reverse merger deferred compensation	$(75,727)
Acquisition of Nova reverse merger additional paid in capital	$160,427
Common stock issued for services	$97,714

NEW LIFE SCIENTIFIC, INC.

(FORMERLY NEVADA HOLDING GROUP, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents. As of December 31, 2005 the Company had no cash equivalents.

NEW LIFE SCIENTIFIC, INC.

(FORMERLY NEVADA HOLDING GROUP, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

Loss per common share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of December 31, 2005and 2004 the Company did not have any common stock equivalents or potentially dilutive securities outstanding.

Advertising

Advertising costs are expensed when incurred. For the years ended December 31, 2005 and 2004 the Company didn’t incur any advertising expense.

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and marketable securities. The Company places its cash and marketable securities with high credit quality financial institutions.

Income taxes

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes (“SFAS 109”). Under SFAS 109 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NEW LIFE SCIENTIFIC, INC.

(FORMERLY NEVADA HOLDING GROUP, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company’s second quarter of fiscal 2006. The Company is in process of evaluating the impact of this pronouncement on its financial position.

In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Nonmonetary Assets.”  The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

In May 2005, the FASB issued SFAS No. 154,  “Accounting Changes and Error - an amendment of APB Opinion No. 29.” This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of  changing to the new accounting principle. This Statement requires retrospective application to prior periods financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. This  Statement  is effective for  accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect  application of SFAS No. 154 to have a material affect on its financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

Due from related party

The Company has made advances to Pharma Trials International. The advances are evidenced by a demand note payable.

NEW LIFE SCIENTIFIC, INC.

(FORMERLY NEVADA HOLDING GROUP, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 3 - INCOME TAXES

At December 31, 2005 the Company had net operating loss carry forwards of approximately $921,000 for federal and state income tax purposes available to offset future taxable income expiring on various dates through 2024. Usage of the net operating losses may be limited under Internal Revenue code section 382 due to the Company’s change in ownership, which occurred in fiscal 2005 The Company’s tax expense differs from the “expected” tax expense for the year ended December 31, 2005 as follows:

Computed “expected” tax benefit	$ (85,870)
State income taxes benefit	(12.880

Non-deductible stock based compensation	97,713
Permanent differences
Change in valuation allowance	1,037

$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2005are as follows:

Deferred tax assets:
Net operating loss carry forward	$ 178,897
Total gross deferred tax assets	178,897
Less valuation allowance	(178,897)

Net deferred tax assets	$ -

The valuation allowance at December 31, 2005was $178,897.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portions or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or changes in ownership or business during the periods in which the temporary differences become deductible. Due to the Company’s continuing losses and recent change in ownership, it is more likely than not that the deferred tax assets will not be realized.

NEW LIFE SCIENTIFIC, INC.

(FORMERLY NEVADA HOLDING GROUP, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

On March 30, 2004, the Board of Directors authorized the issuance of 2,285,714 common shares of common stock to Netter, LLC, a New Jersey corporation. These shares were in exchange for arranging and assuming payment of the outstanding liabilities of the Company of $80,000. Since no formal settlement agreement has been entered into with the respective vendors, the Company reflected the $80,000 as a note receivable related to the issuance of common stock on the accompanying balance sheet. In connection with this issuance, the Company effected a change in control. On March 30, 2004, the Company’s former officers and directors resigned in all capacities as officers of the Corporation and the Board of Directors appointed Henry Val, the sole manager and member of Netter LLC as the Company’s sole directors and officer.

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

On April 12, 2004, the Company entered into a business consulting agreement with AGI Partners, Inc, for business development and administration services for a twenty four month period. In consideration for these services, the Company issued the consultant 85,714 shares of common stock and granted an option to purchase 85,714 shares of common stock at an exercise price of $.875 per share. These options are not subject to any reverse splits by the Company. The Company valued the common shares at the quoted trading price on the date of the agreement at $1.40 per common share or $120,000. For the year ended December 31, 2004, in connection with these shares, the Company recorded stock-based compensation expense of $42,500 and deferred compensation of $77,500 to be amortized over the remaining service period. The fair value of the options grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 192 percent; risk-free interest rate of 4.50 percent and an expected holding periods of 5 years. In connection with the grant of these options, the Company valued the options at $117,326 and recorded stock-based compensation expense of $41,553 and deferred compensation of $75,773 to be amortized over the remaining service period. In September 2004, the Company agreed to amend this option by agreeing to accept 5,000,000 “free trading” common shares of Exus Global, Inc. (EXUS), the parent company of AGI, in lieu of the cash exercise price. In October 2004, the consultant exercised its options. Accordingly, the Company issued 85,714 of its common shares at $.875 per share for 5,000,000 common shares of EXUS with a per share value if $.015 on the exercise date.

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

In March 2005, the Company issued two promissory notes in the amount of $120,000 ($60,000 each), MBA Investors and Power Network. The notes bear interest at 8% per annum, are unsecured and are due on March 11, 2007. Under the terms of the notes, interest is payable semi-annually commencing six months after the dates of the notes. Payment of the outstanding principal balances of the notes shall commence on August 1, 2005 in 20 consecutive monthly payments until paid in full. At the note holders’ option, each note payable is convertible into common stock at a conversion price of $.015 per share or an aggregate of 8,000,000 shares of common stock. This amount was recorded as deferred financing costs and amortized over the life of the notes. At the option of the holders both notes were converted into total of 16,000,000 common shares.

On April 2, 2005, the Company made arrangements with Delta Capital LLC, company related to Henry Val, to compensate for management services performed on behalf of New Life. Compensation to include travel, entertainment, auto expenses, reasonable out of pocket expenses as well as management fee. Arrangement is for one year with an option or until the Company would raise sufficient financing and Henry Val issued formal employment Agreement.

On May 5, 2005, the Company issued 11,000,000 shares of its common stock in connection with the conversion of convertible debt amounting to $160,000

On May 9, 2005, we completed the acquisition of Novo Life Scientific of the Ukraine. Novo is a holder of certain licensing agreements with the Institute of Molecular Biology and Genetics of the Ukrainian Academy of Sciences. On May 5, 2005 (the “Effective Date”), pursuant to an Agreement and Plan of Acquisition(the “Agreement”) between us and Novo Life Scientific (“Novo Life”), a Ukranian enterprise corporation, we purchased all of the outstanding shares of Novo Life for the issuance of 17,500,000 shares of our common stock to the following parties: Alexander Yelsky – 4,000,000 shares; Yevsey Tseytelman – 4,000,000; Michael Val (the brother of Henry Val, our principal shareholder and sole officer and director) – 9,000,000 shares; Dmitry Gulyaev – 60,000 shares; Andrey Zerbino – 30,000 shares; Natalya Khlystova – 50,000 shares; Alexander Brusilovsky – 10,000 shares; Ganna Yelska – 10,000 shares; Alexander Yelsky, custodian for Daniel Yelsky – 120,000Shares; and Yevsey Tseytelman, custodian for Leona Tseytelman – 220,000 shares. Pursuant to the Agreement, Novo Life became our wholly owned subsidiary. The acquisition was approved by the unanimous consent of our Board of Directors on May 5, 2005.

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

On June 24, 2005, the Company formed a joint venture with InvaPharm LLC whereby we will operate under the name Invamed Pharma, Inc. Invamed Pharma, Inc. was incorporated in the Florida on June 6, 2005.

On June 16, 2005, Henry Val resigned as our President. Mr. Val remained as our Chief Executive Officer. In addition, Wieslaw J. Bochenek was appointed our President and director; and Eugene Zabolotsky was appointed our secretary and director.

On September 12, 2005 the Board of Directors authorized issuance of 85,714 shares of NWLF .0001 par value, pursuant to approved transaction with UTEK Corporation, of 202 South Wheeler Street, Plant City, Florida 33566

On December 30, 2005, pursuant to the transaction set forth in 2.10 above, New Life agreed to issue a total of 5,525,000 shares of New Life’s common stock to the following shareholders of PharmaTrials in exchange for all of the issued and outstanding shares of PharmaTrials: Wieslaw J. Bochenek – 1,250,000 shares; Jerry Piotrowski – 1,250,000 shares; Natalia Khlistova – 915,000 shares; Sergiy Pakharyna – 20,000 shares; Sergiy Kazak – 5,000 shares; Alexander Kitagorovski – 915,000 shares; Viktoriy Atamanyuk – 5,000 shares; Anna Shteynberg – 332,500 shares; Allan Shteynberg – 332,500 shares and Eugene Zabolotsky – 500,000 shares. The 5,525,000 shares issued were valued at $1,500,000 or $0.27 per share. The shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. Messrs. Bochenek and Zabolotsky are presently officers and directors of New Life.

A summary of the status of the Company’s outstanding stock options as of December 31, 2005 and changes during the year ended December 31, 2004 is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2004	-	$-
Granted	85,714	0.875
Exercised	(85,714)	(0.875)

Outstanding at September 30, 2004	-	$-

Options exercisable at end of period	-	$-

Weighted-average fair value of options
And warrants granted during the period		$0.875

NEW LIFE SCIENTIFIC, INC.

(FORMERLY NEVADA HOLDING GROUP, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 5 – GOING CONCERN CONSIDERATIONS

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $262,556at December 31, 2005, and cash used in operations in for the year ended December 31, 2005 of $119,167. In addition, the Company had $47,514 of account receivables and $115,631 in revenues. Through December 31, 2005, the Company received $610,000 in funding from the sale of common stock and notes conversion.

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

NOTE 6 – SUBSEQUENT EVENTS

On or about February 16, 2006, we announced plans to acquire Invamed for 6,000,000 shares of our common stock, which currently is valued at $1,000,000. we have determined that the value of the Budesonide license is worth in excess $2,000,000.00 (50% - $1,000,000.00). Closing was contingent upon our review of all the INVAMED Pharma Inc. documents and payment of either 6,000,000 shares or $1,000,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the most recent fiscal year ending December 31, 2005, there have been no disagreements with Larry O’Donnell, CPA, PC, our independent auditor for the year ended December 31, 2005, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

Our Directors and Officers as of the date of this report are as follows:

Name	Age	Position

Henry Val	46	Chief Executive Officer/Chairman of the Board

Wieslaw J. Bochenek	62	COO, President / Director

Eugene Zabolotsky	32	Vice President, Secretary, Director

All of our Directors will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Our Officers are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

Henry Val assumed his positions as our Chief Executive Officer, President and a director in March 2004. In addition to his positions with us, since January 1998, Mr. Val has been Chief Executive Officer and Chairman of the Board of MaxPlanet Corp., a publicly held Delaware corporation based in New Jersey, an integrated Internet development company which focuses on creating and expanding strategic alliances for its network of consumer and business oriented websites. He has been associated with MaxPlanet since 1993, as a consultant. Since January 2003, Mr. Val has also been manager of Delta Capital LLC a privately held limited liability company engaged in management and business consulting. In 2005 Mr. Val devoted 100% of his time to our business.

Dr. Wieslaw J. Bochenek, M.D., Ph.D., F.A.C.P. was elected to our board of directors and was appointed as our President on June 16, 2005. Dr. Bochenek provides strong leadership and experience to us, including fifteen years in the pharmaceutical industry with prior academic, clinical and bench research experience in the therapeutic areas of gastroenterology, diabetes, lipids, and osteoporosis. Dr. Bochenek also has an appointment as an Adjunct Clinical Associate Professor of Medicine at the Division of Gastroenterology, University of Pennsylvania, Philadelphia, Pennsylvania. Dr. Bochenek’s previous positions range from Associate to Senior Director of Drug Development, including; developmental strategies from pre-clinical through NDA submission; supervision of the conduct of clinical projects (Phase II - IIIb) using in-house teams and CROs; medical monitoring of domestic and international phase I, II, III and IIIb, IV trials; and close interaction with drug discovery and pre-clinical drug development.

Eugene Zabolotsky was elected to our board of directors and was appointed as corporate secretary on June 16, 2005. Mr. Zabolotsky’s career includes positions as Director of Business Development at PharmaTrials International, a clinical research organization specializing in the management of clinical research programs for the pharmaceutical, biotechnology, and medical device industry; Director of Business Development at EZMED Inc., a consulting company that provides business services to healthcare companies ranging from medical group practices to start-up biotechnology companies seeking to introduce products or services to the marketplace; and, various positions in the sales and marketing divisions of Searle Pharmaceuticals, Monsanto, Pharmacia Corporation and Pfizer Inc.

During 2005, the Company had Alexander Yelsky and Yevsey Tseytelman continue acting as Managing Directors of the Ukrainian operations. During 2005, post acquisition and during due diligence phases both individuals were reimbursed for their expenses related to this work. Both Alexander Yelsky and Yevsey Tseytelman were assisting the company with management, negotiations, due diligence and running day to day operations in the Ukraine.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and person who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. The information contained below herein under “Item 11, Security Ownership of Certain Beneficial Owners and Management” is correct as of the date of this report. No Form 5’s for the fiscal year ended December 31, 2005 have been filed as of yet.

ITEM 10. EXECUTIVE COMPENSATION.

Remuneration

The following table reflects all forms of compensation for services to us for the fiscal years ended December 31, 2005, 2004 and 2003 of our Chief Executive Officer.

SUMMARY COMPENSATION TABLE

  NEED TO ADD 2005 NUMBERS

ANNUAL COMPENSATION				LONG TERM COMPENSATION
NAME AND PRINCIPAL POSITION	FISCAL YEAR	OTHER SALARY	ANNUAL BONUS	RESTRICTED UNDERLYING AWARDS	STOCK COMPENSATION	SECURITIES OPTIONS (NO. OF SHARES)	ALL OTHER COMPENSATION

Henry Val Chief Executive Officer And President	2005	$ 84,000(1)	0	0	0	0	$ 0
	2004	$29,000	0	0	0	0	0
	2003	$ 0	0	0	0	0	0
Wieslaw J. Bochenek	2005	$ 0	0	0	0	0	$ 0
	2004	$ 0	0	0	0	0	0
	2003	$ 0	0	0	0	0	0
Eugene Zabolotsky	2005	$ 0	0	0	0	0	$ 0
	2004	$ 0	0	0	0	0	0
	2003	$ 0	0	0	0	0	0
Alexander Yelsky	2005	$45,500(2)	0	0	0	0	$0
	2004	$ 0	0	0	0	0	0
	2003	$ 0	0	0	0	0	0
Yevsey Tseytelman	2005	$45,500(2)	0	0	0	0	$0
	2004	$ 0	0	0	0	0	0
	2003	$ 0	0	0	0	0	0
Melanie S. Meinders (3)Former Chief Executive Officer, President, Treasurer & Director	2003	0	0	0	0	0	$0

(1)

In 2005, $84,000 was paid to Delta Capital, LLC, as a consulting fee. Mr. Val is the principal of Delta Capital, LLC. This amount includes some of the travel, entertainment and some out of pocket expenses associated with acquisitions and due diligence.

(2)

In 2005, total $91,000 was paid to Alexander Yelsky and Yevsey Tseytelman; these amounts include payment to Ledan Management, as a consulting fee. Mr. Yelsky and Mr. Tseytelman are principals of Ledan Management. This amount includes some of the travel, entertainment and some out of pocket expenses associated with acquisitions, due diligence and management of us.

(3)	Ms. Meinders resigned her positions with us in March 2004 and did not receive any compensation from us in 2004.

It is not anticipated that any executive officer will receive compensation exceeding $100,000 during the fiscal year ending December 31, 2006, except in the event we successfully consummate a business combination, of which there is no assurance.

We maintain a policy whereby our directors may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. We did reimburse directors for out of pocket expenses during fiscal years 2005, 2004 and 2003.

In addition to the cash compensation set forth above, we reimburse each executive officer for expenses incurred on our behalf on an out-of-pocket basis. We cannot determine, without undue expense, the exact amount of such expense reimbursement.

Our current officers do not receive any additional compensation for their services as directors. However, our directors are entitled to be reimbursed for reasonable and necessary out-of-pocket expenses incurred by them in connection with meetings of the Board of Directors or other matters of our business.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Netter, LLC (1)	2,514,287	4.88%
Common	Eugene Zabolotsky	550,001	1.06%
Common	Wieslaw J Bochenek	1,375,001	2.67%
Common	Alexander Yelsky	4,578,357	8.87%
Common	Yevsey Tseytelman	4,633,360	8.99%
Common	Michael Val	9,907,859	19.23%
Common	Power Network Inc.(2)	4,262,501	8.27%
Common	MBA Investors. Inc.(3)	4,262,501	8.27%
Common	Invapharm LLC (4)	6,000,000	11.65%
Common	All Officers, Directors and Shareholders as a Group	38,092,508	73.89%

(1) Mr. Henry Val, our Chief Executive Officer/President and director, is the manager, and his immediate family members are the members of Netter, LLC.

(2)Joseph V. Overcash is the beneficial owner of Power Network Inc.

(3) Karli Pierson is the beneficial owner of MBA Investors Inc.

(4) Wieslaw J. Bochenek and Khurshid Iqbal are the beneficial owners of Invapharm LLC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Henry Val, CEO and director, and an indirect shareholder from time to time advanced funds to us for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. Amounts presently owed to Mr. Val are $17,000.

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

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits
14.1	Financial Code of Ethics
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We did not file any reports on Form 8-K during the last calendar quarter of the fiscal year ended December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES AND AUDIT

For our fiscal years ended December 31, 2005 and December 31, 2004, we were billed approximately $6,500 and $2,540, respectively, for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our years ended December 31, 2005 and December 31, 2004.

TAX FEES

For our fiscal years ended December 31, 2005 and December 31, 2004, we were billed approximately $0 and $0, respectively, for professional services rendered for tax compliance, tax advice and tax planning.

ALL OTHER FEES

We did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended December 31, 2005 and December 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2006.

NEW LIFE SCIENTIFIC, INC.

By : /s/ Henry Val

Henry Val, Chief Executive Officer, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2006.

By : /s/ Henry Val

Henry Val, Chief Executive Officer, President and Director