Form 10QSB
period 2006-03-31
New Life Scientific, Inc.
filed 2006-05-18
CIK 1134011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended March 31, 2006

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

(732) 303-7341

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☒?   No ☐?

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act: Yes  ☐?   No  ☒?.

The number of shares of the registrant’s only class of common stock issued and outstanding, as of May 15, 2006 was 51,620,540 shares.

Documents incorporated by reference: none

PART I

Item 1.	Financial statements.

NEW LIFE SCIENTIFIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2006 (UNAUDITED)

ASSETS
	2006	2005

Current Assets
Cash and cash equivalents	$13,517	$119,167
Accounts Receivable	-	47,514
Prepaid - Legal	-	10,000
Prepaid - Laboratory	33,517
Demand note - related party	449,617	388,617

Total Current Assets	496,651	565,298

Budesonide License	1,000,000

TOTAL ASSETS	$1,496,651	$565,298

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$69,351	$34,142
Liability for stock to be issued	-	-
Due to Related party
Note Payable	35,000	35,000

Total Current Liabilities	104,351	69,142

Total Liabilities	104,351	69,142

STOCKHOLDERS’ (DEFICIT)
Common stock, par value $.001, 1,000,000,000 shares authorized and
51,620,540 shares issued and outstanding	51,620	45,620
Additional paid-in capital	1,862,819	868,819
Subscription receivable	(80,000)	(80,000)
Deferred compensation	(75,727)	(75,727)
Unrealized Loss on Marketable Securities
Deficit accumulated during the development stage	(366,411)	(262,556)

Total Stockholders’ (Deficit)	1,392,301	496,156

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$1,496,651	$565,298

NEW LIFE SCIENTIFIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE AND THREE MONTHS ENDED March 31, 2006 AND 2005 (UNAUDITED)

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	YTD		THREE MONTHS ENDED	Cumulative Totals
	DECEMBER 31		March 31,	October 8, 2002 to
	2006	2005	2006	March 31, 2006

INCOME	$ 7,232	$ 115,631	$ 7,232	$ 122,863

OPERATING EXPENSES
Organizational expenses	-	-	$ -	4,756
Depreciation and amortization	-	19,777	$ -	19,777
Administrative expenses	87,490	327,799	$ 87,490	415,289
Professional fees	23,598	25,855	$ 23,598	49,453
Total Operating Expenses	111,087	373,431	111,087	489,274

NET LOSS APPLICABLE TO COMMON SHARES	$ (103,855)	$ (257,800)	$ (103,855)	$ (366,411)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.002)	$ (0.006)	$ (0.002)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	51,620,540	45,620,540	51,620,540

NEW LIFE SCIENTIFIC, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED CASH FLOWS

	YTD		Cumulative Totals
	December 31		October 8, 2002 to
	2006	2005	March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(103,855)	$(257,800)	$(366,411)
Adjustments to reconcile net loss to net cash
(used in) operating activities	29,956		29,956
Amortization of deferred compensation		19,777	19,777
Issuance of stock for services		97,714	97,714
Changes in assets and liabilities
(Increase) in notes receivable	(61,000)	(388,617)	(449,617)
Increase in accounts payable and
accrued expenses	29,249	40,102	69,351
Total adjustments	(1,795)	(231,024)	(232,819)

Net cash (used in) operating activities	(105,650)	(488,824)	(599,230)

CASH FLOWS FROM FINANCING ACTIVITES
Payments to note payable		(6,825)	(6,825)
Proceeds from Sale of Common Stock		610,000	610,000
Liability for stock to be issued		-	-

Net cash provided by financing activities	-	603,175	603,175

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(105,650)	114,351	3,945

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	119,167	4,816	9,572

CASH AND CASH EQUIVALENTS - END OF PERIOD	$13,517	$119,167	$13,517

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Acquisition of Nova reverse merger subscription receivable	$(80,000)	$(80,000)	$(80,000)
Acquisition of Nova reverse merger deferred compensation	$(75,727)	$(75,727)	$(75,727)

Common stock issued for services	$97,714	$97,714	$97,714

NEW LIFE SCIENTIFIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

On June 6, 2005, we entered into a strategic alliance with InvaPharm LLC, based in Malvern, Pennsylvania. InvaPharm LLC has expertise in drug delivery, development of pharmaceutical products, and is the holder of licenses for various pharmaceutical compounds, products and drug delivery systems

NEW LIFE SCIENTIFIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

On July 19, 2005, we and InvaPharm LLC commenced a joint venture operation under the name Invamed Pharma. This joint venture has reached a significant corporate milestone of 50 percent patient recruitment in the Phase II study of a new delivery system in the treatment of patients with ulcerative colitis. The study expected to be completed in the third quarter of 2006 and the summary report available by the end of 2006. This newly tested technology for drug delivery is protected by two separate patents that expire in the years 2015 and 2018. Invamed plans to utilize this new drug delivery technology in various applications and will consider strategic partnerships with other leading companies. These potential alliances may enhance the development of new treatments through improvement of existing approved products or drugs currently in development at Invamed.

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

On February 16, 2006, the Company’s Board of Directors approved the acquisition of the remaining 50% of Invamed Pharma Inc., not currently owned by the Company from Invapharm LLC. This transaction required the issuance of 6,000,000 shares of newly issued restricted common stock of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company has devoted substantially all of its time to searching for entities that are engaged in business that generates revenue. The Company has no revenues and very limited operations. In accordance with Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises” , the Company has presented their financial statements as a development stage company, reflecting the cumulative totals since their inception.

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

AS OF MARCH 31, 2006

(UNAUDITED)

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

Start-up Costs

In accordance with Statement of Position 98-5, “Accounting for Start-up Costs” , the Company has expensed all of their costs relating to the start-up in the period in which those costs related to.

NEW LIFE SCIENTIFIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

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

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31, 2006	March 31, 2005

Net Loss	($103,855)	$(297,533)
Weighted-average common shares outstanding (Basic)	51,620,540	2,798,125
Weighted-average common stock equivalents: Stock options and warrants	–	–
Weighted-average common shares outstanding (Diluted)	51,620,540	2,798,125

The Company has no options or warrants outstanding as of March 31, 2006, and no options or warrants have been granted to date.

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

NEW LIFE SCIENTIFIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“FAS 153”). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

NOTE 3- DEMAND NOTE- RELATED PARTY

The Company has a note receivable due from a related company, Pharma Trials International, (PTI). The funds were advanced to help PTI with operations. Officers of PTI are shareholders of the Company. The note has no repayment terms and non interest-bearing. As of March 31, 2006, the balance owed to the Company is $ 449,617.

NOTE 4 - Loans

At March 31, 2006, there was $35,000 in loans .

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

NEW LIFE SCIENTIFIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

NOTE 5 - PROVISION FOR INCOME TAXES (CONTINUED)

At March 31, 2006, net deferred tax assets approximated the following:

Deferred tax asset	$103,855
Less: valuation allowance	(103,855)
Net deferred tax asset	$-0-

At March 31, 2006, the Company had deficits accumulated during the development stage approximating $ (366,411) available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

In September 2005, the Company issued 85,714 shares of its common stock par value .001 at fair value as pursuant to a consulting agreement with UTEC Corporation.

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

On Feb 16, 2006 Board of Directors had approved the acquisition of the remaining 50% of Invamed Pharma Inc., not currently owned by NWLS from Invapharm LLC. The contract calls for 6,000,000 shares of newly issued restricted common stock of New Life.

NEW LIFE SCIENTIFIC, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

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

NOTE 8 - SUBSEQUENT EVENTS

On May 5, 2006, we completed a financing agreement for $1,050,000 with private investors (the “Investors”). Under the terms of the agreement, of such amount, $350,000 was funded on the Closing Date, $450,000 shall be funded on the date the registration statement is filed, pursuant to the Registration Rights Agreement (as defined below), with the United States Securities and Exchange Commission (“SEC”), and $250,000 shall be funded on the date the Registration Statement is declared effective by the SEC. We issued to the Investors secured convertible notes totaling $1,050,000 with a 10% interest rate and a maturity date of May 5, 2009. The notes are convertible into our shares of common stock at the conversion price which shall be equal to the lesser of (a) $0.16 or (b) ninety five percent (95%) of the lowest Closing Bid Price of the Common Stock during the twenty five (25) trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP. The Convertible Debentures are secured by a lien on all of the Company’s assets and by all of the assets of the Company’s subsidiaries pursuant to the Security Agreements entered into with the Investors.

Pursuant to the funding transaction, we also granted the Investors the right to purchase an aggregate of Nineteen Million (19,000,000) shares of the Company’s Common Stock as follows: (A) a warrant to purchase Three Million Five Hundred Thousand (3,500,000) shares of the Company’s Common Stock for a period of five (5) years at an exercise price of $0.17 per share, (B) a warrant to purchase Three Million Five Hundred Thousand (3,500,000) shares of the Company’s Common Stock for a period of five (5) years at an exercise price of $0.19 per share, (C) a warrant to purchase Four Million (4,000,000) shares of the Company’s Common Stock for a period of five (5) years at an exercise price of $0.20 per share, (D) a warrant to purchase Four Million (4,000,000) shares of the Company’s Common Stock for a period of five (5) years at an exercise price of $0.25 per share, (E) a warrant to purchase Two Million (2,000,000) shares of the Company’s Common Stock for a period of five (5) years at an exercise price of $0.30 per share, and (D) a warrant to purchase Two Million (2,000,000) shares of the Company’s Common Stock for a period of five (5) years at an exercise price of $0.35 per share. The shares issuable upon exercise of the warrants are to be included in the registration statement.

Pursuant to the terms of a Registration Rights Agreement, we are required to register the shares underlying the Convertible Debentures, as well as the shares to be issued pursuant to the Warrant within 45 days from the Closing Date and are required to have the registration statement declared effective within 150 days from the Closing Date. In the event that the registration statement is not filed or declared effective within these time limits, we may be deemed in default under the agreements and subject to liquidated damages in the amount of 2% of the entire funding amount per month.

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

Plan of Operation

On May 5, 2005 (the “Effective Date”), pursuant to an Agreement and Plan of Acquisition(the “Agreement”) between us and Novo Life Scientific (“Novo Life”), a Ukrainian enterprise corporation, we purchased all of the outstanding shares of Novo Life for the issuance of 17,500,000 shares of its common stock to the following parties: Alexander Yelsky - 4,000,000 shares; Yevsey Tseytelman - 4,000,000; Michael Val (the brother of Henry Val, our principal shareholder and sole officer and director) - 9,000,000 shares; Dmitry Gulyaev - 60,000 shares; Andrey Zerbino - 30,000 shares; Natalya Khlystova - 50,000 shares; Alexander Brusilovsky - 10,000 shares; Ganna Yelska - 10,000 shares; Alexander Yelsky, custodian for Daniel Yelsky - 120,000 shares; and Yevsey Tseytelman, custodian for Leona Tseytelman - 220,000 shares. Pursuant to the Agreement, Novo Life became our wholly-owned subsidiary. The acquisition was approved by the unanimous consent of our Board of Directors on May 5, 2005. Novo Life is a holder of certain licensing agreements with the Institute of Molecular Biology and Genetics of the Ukrainian Academy of Sciences (“IMBG”). Novo Life intends to use IMBG’s expertise in bio-medicine, to develop and market certain stem cell lines as well as establishment of a stem cell bank. Additionally, Novo Life has been researching and is developing the business model for creating stem cell banks and stem cell treatment facilities based in Eastern Europe. In conjunction with the acquisition of Novo Life, we are putting together a scientific advisory board for evaluation of products and processes and a potential for collaboration with other research institutions and businesses which are already developed and which may be developed by IMBG.

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

On May 25, 2005 pursuant to an Agreement and Plan of Acquisition (the “Agreement”) between us and Pharma Trials International (PTI) in a $1.5 Million deal that will provide entry and presence in the clinical research field. The transaction called for NWLS to pay $1.5 Million in common stock. The deal was closed on December 30, 2005

Pharma Trials provides services in areas of clinical and market research as well as regulatory support to pharmaceutical clients and other Contract Research Organizations (CROs). PTI assists pharmaceutical, biotechnology, and medical device companies with management for their clinical research programs. A CRO is a company that is contracted to perform all or part of a sponsor’s clinical trials-related tasks. This might include the study design, study monitoring and management of trials, regulatory support, the analysis of results, and other specialty duties that drug developers do not have the capacity to perform efficiently or they intend to outsource for other reasons.

On June 6, 2005, we entered into a Strategic Alliance Agreement between us and Invapharm, LLC of Malvern, Pennsylvania. Invapharm, LLC has expertise in drug delivery, development of pharmaceutical products, and is the holder of licenses for various pharmaceutical compounds, products and drug delivery systems.

On June 16, 2005, we elected and appointed new officers and directors. Wieslaw J. Bochenek, M.D., Ph.D.. has been elected to the board of directors and has been also been appointed as our president.

On June 24, 2005, we formed a joint venture with Invapharm; LLC whereby we will operate under the name Invamed Pharma, Inc. Invamed Pharma, Inc. was incorporated in the Florida on June 6, 2005.

Eugene Zabolotsky, MBA has been elected to our board of directors and has been appointed as corporate secretary. Dr. Bochenek provides strong leadership and experience to the company, including seventeen years in the pharmaceutical development and prior academic, clinical and bench research experience in the therapeutic areas of gastroenterology, diabetes, lipids, and osteoporosis. Dr. Bochenek also currently has an appointment as an Adjunct Clinical Associate Professor of Medicine at the Division of Gastroenterology, University of Pennsylvania, Philadelphia, PA. Previously, Dr. Bochenek’s as an executive in Clinical R&D at Wyeth and Pfizer, played a significant role in developing strategies for drug development from pre-clinical stages through NDA submissions; supervised the conduct of clinical projects (Phase II - IIIb) using in-house teams and CROs domestically and internationally. Dr. Bochenek has significant regulatory experience, interacted closely with FDA and international regulatory agencies through his pharmaceutical career and was an invitee by FDA to present on the subject of drug development. Before joining New Life, he held the positions of President of PharmaTrials, International LLC and also consulted pharmaceutical companies and CROs on drug development and study related issues

Mr. Zabolotsky’s impressive career includes positions as Director of Business Development at PharmaTrials International, a clinical research organization specializing in the management of clinical research programs for the pharmaceutical, biotechnology, and medical device industry; Director of Business Development at EZMED Inc., a consulting company that provides business services to healthcare companies ranging from medical group practices to start-up biotechnology companies seeking to introduce products or services to the marketplace; and, various positions in the sales and marketing divisions of Searle Pharmaceuticals, Monsanto, Pharmacia Corporation and Pfizer Inc.

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

On February 16, 2006, our Board of Directors approved the acquisition of the remaining 50% of Invamed Pharma Inc., not currently owned by us from Invapharm LLC. This agreement calls for the issuance of 6,000,000 shares of newly issued restricted shares of our common stock.

General Business Plan

Our purpose has been to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered, trading corporation. We restrict our search to any business related to heath care issues, health related consumer goods including medical devices, in any geographical location. On occasions we may participate in a business venture of virtually any kind or nature if this meets our business development objectives. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that we may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of broad diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

Management, while not especially experienced in matters relating to our new business, shall rely upon their own efforts and, to a much lesser extent, the efforts of our board directors and shareholders, and will to some extent employ experts and consultants in pursuing our business purposes. It is not anticipated that we will extensively utilize any outside consultants or advisors to effectuate our business purposes described herein. However, if we do retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as we have no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

We will not restrict our search for any specific kind of firms or geographic location, but may acquire a venture that is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

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

Results of Operations

Comparison of Results of Operations for the three month period ended March 31, 2006 and 2005

We generated small amount of revenues during the three month periods ended March 31, 2006 and 2005.

For the three months ended March 31, 2006, we paid a management fee of $35,000 to a company related to Henry Val, our chief executive officer compared to $30,000 for the three months ended March 31, 2005.

For the three months ended March 31, 2006, we incurred professional fees of $ 23,598 compared to $25,855.33 for the three months ended March 31, 2005. This was attributable to the fact that we had limited operations in the 2005 period, but began to implement our business plan described herein during the later part of 2005 and 2006. Accordingly, we incurred professional fees in connection with our SEC filings.

General and administrative expenses were $ 87,490 during the three months ended March 31, 2006, compared to $ 327,799 during the comparable period in 2005. This decrease was primarily attributable to the fact that we had limited operations in the 2005 period, but began to implement our business plan described herein during the later part of 2005 and 2006. For the three months ended March 31, 2006, we incurred travel expenses related to business development activities.

As a result, we incurred a net loss of $ 103,855 for the three months ended March 31, 2006 or $257,800 per common share as compared to a net loss of $0.002 or $0.006 per common share during the comparable period in 2005.

Liquidity and Capital Resources

At March 31, 2006, we had cash of $ 7,232. Because we are not currently required to pay salaries to our officer/directors, management believes that we have the ability to continue operations through the foreseeable future. In the event additional funds are required to allow us to continue our operations, it is anticipated that these funds will be loaned to us by management, as it is doubtful that we will be able to obtain loans from any established financial institution. It is further anticipated that we will continue to incur expenses without corresponding revenues during the foreseeable future.

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

Details regarding our use of these policies and the related estimates are described in our financial statements as of December 31, 2005 and 2004. During the period ended March 31, 2006, there were no material changes to our critical accounting policies that impacted our financial condition or results of operations.

Inflation

Although management expects that our operations will be influenced by general economic conditions once and if we implement our new business plan of engaging in a business combination and we commence generating revenues, we do not believe that inflation had a material effect on our results of operations during the period ended March 31, 2006.

Item 3. Controls and procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level. Under the supervision and with the participation of management, as of March 31, 2006, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b)	Changes in internal controls .

Our Certifying Officer has indicated that there were no changes in our internal controls or other factors that could affect such controls during the quarter ending March 31, 2006, and there were no such control actions taken with regard to deficiencies and material weaknesses during the quarterly period ending March 31, 2006.

PART II. OTHER INFORMATION

Item 1. Legal proceedings.

None.

Item 2. Changes in securities

On January 23, 2006, we undertook a forward split of our outstanding shares of common stock at the rate of 1.1 shares for each one share outstanding.

On February 16, 2006, our Board of Directors approved the acquisition of the remaining 50% of Invamed Pharma Inc., not currently owned by us from Invapharm LLC. Pursuant to this transaction, we issued 6,000,000 shares of our common stock to Invapharm, LLC. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. The above issuance of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. Invapharm, LLC was a sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Invapharm, LLC had the necessary investment intent as required by Section 4(2) since he agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

Item 3. Defaults upon senior securities

None.

Item 4. Submission of matters to a vote of security holders

None.

Item 5. Other information

None.

Item 6. Exhibits and reports on form 8-k

31.1	Rule 13a - 14(a)/15d-14(a) Certification of the Chief Executive Officer and Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW LIFE SCIENTIFIC, INC.

Date: May 16, 2006	By:	/s/ Henry Val

Henry Val, Chief Executive Officer

-17-