Form 10QSB
period 2006-06-30
New Life Scientific, Inc.
filed 2006-08-21
CIK 1134011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-QSB

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-32321

______________

NEW LIFE SCIENTIFIC, INC.

(Exact name of small business issuer as specified in its charter)

______________

Delaware	20-2640644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Roszel Road North, Princeton, New Jersey	08543
(Address of principal executive offices)	(Zip Code)

(732) 303-7341
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☒	No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 21, 2006 : _________________ shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Information
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

PART II -OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports of Form 8-K.

SIGNATURES

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Information

New Life Scientific, Inc
Balance Sheet

ASSETS

	June 30, 2006 (Unaudited)	Decemeber 31, 2005

Current Assets
Cash and cash equivalents	$ 404,457	$ 119,167
Accounts Receivable	119,920	47,514
Prepaid - Legal	-	10,000
Prepaid - Laboratory	33,517
Demand note - related party	539,244	388,617

Total Current Assets	1,097,137	565,298

Budesonite License	1,000,000

TOTAL ASSETS	$ 2,097,137	$ 565,298

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 89,025	$ 34,142
Convertible loans payable	800,000	$ -
Liability for stock to be issued	12,500	-
Due to Related party	-	-
Note Payable	35,000	35,000

Total Current Liabilities	936,525	69,142

Total Liabilities	936,525	69,142

STOCKHOLDERS’ (DEFICIT)
Common stock, par value $.001, 1,000,000,000 shares authorized and
51,620,540 shares issued and outstanding	51,620	45,620
Additional paid-in capital	1,862,819	868,819
Subscription receivable	(80,000)	(80,000)
Deferred compensation	(75,727)	(75,727)
Unrealized Loss on Marketable Securities
Accumulated Deficit	(598,100)	(262,556)

Total Stockholders’ (Deficit)	1,160,612	496,156

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 2,097,137	$ 565,298

New Life Scientific, Inc
Statement of Income

	YEAR TO DATE		THREE MONTHS ENDED
	6/30/2006	6/30/2005	6/30/2006	6/30/2005

INCOME	$ 99,254	$ -	$ 92,022	$ -

OPERATING EXPENSES
Organizational expenses	-		-
Depreciation and amortization	-		-
Compensation and related costs	165,646		165,646
Administrative expenses	175,792	47,435	88,302	47,435
Professional fees	93,360	4,000	69,763	4,000
Total Operating Expenses	434,798	51,435	323,711	51,435

NET LOSS APPLICABLE TO COMMON SHARES	$ (335,544)	$ (51,435)	$ (231,689)	$ (51,435)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.007)	$ (0.002)	$ (0.004)	$ (0.002)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	51,620,540	31,298,356	51,620,540	31,298,356

New Life Scientific, Inc
Statement of Cash Flow

	YTD

	6/30/2006	12/31/2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(335,544)	$(257,800)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Amortization of deferred compensation		19,777
Issuance of stock for services		97,714
Changes in assets and liabilities
(Increase) in account receivable	(72,406)
(Increase) in notes receivable - reated party	(150,627)	(388,617)
Prepaid	(23,517)
Increase in accounts payable and
accrued expenses	54,884	40,102
Total adjustments	(191,666)	(231,024)

Net cash (used in) operating activities	(527,210)	(488,824)

CASH FLOWS FROM FINANCING ACTIVITES
Payments to note payable		(6,825)
Proceeds from Sale of Common Stock		610,000
Convertible loans payable	800,000
Liability for stock to be issued	12,500	-

Net cash provided by financing activities	812,500	603,175

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	285,290	114,351

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	119,167	4,816

CASH AND CASH EQUIVALENTS - END OF PERIOD	$404,457	$119,167

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Acquisition of Nova reverse merger accounts payable		$26,627
Acquisition of Nova reverse merger note payable		$6,825
Acquisition of Nova reverse merger convertible loan payable		$40,000
Acquisition of Nova reverse merger common stock		$26,298
Acquisition of Nova reverse merger subscription receivable	$(80,000)	$(80,000)
Acquisition of Nova reverse merger deferred compensation	$(75,727)	$(75,727)
Acquisition of Nova reverse merger additional paid in capital		$160,427
Common stock issued for services	$97,714	$97,714
Acquisition of Budesonite License capital stock	$6,000
Acquisition of Budesonite License paid in capital	$994,000

NEW LIFE SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF June 30, 2006

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the March 31, 2006 quarterly statements and December 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

NEW LIFE SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

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

On May 5, 2006, we entered into a Securities Purchase Agreement for a total subscription amount of $1,050,000 that included Stock Purchase Warrants and Secured Convertible Debentures with Cornell Capital Partners, LP (“Cornell”). The initial funding of $350,000 was completed on May 5, 2006 with Cornell and evidenced by a secured convertible debenture. Additionally, Cornell received warrants to purchase Nineteen Million (19,000,000) shares of the Company’s Common Stock. The secured convertible debentures are convertible into shares of our common stock at a rate equal to the lesser of (a) $0.16 or (b) ninety five percent (95%) of the lowest Closing Bid Price of the Common Stock during the twenty five (25) trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP. The Convertible Debentures are secured by a lien on all of the Company’s assets and by all of the assets of the Company’s subsidiaries pursuant to the Security Agreements entered into with the Investors. After the initial investment aggregating $350,000 by the above parties, there is an additional commitment from the parties in the percentages set forth above as follows: within 2 days of filing this registration statement, $450,000 principal amount; and within 2 days after the effectiveness of this registration statement, $250,000 principal amount.

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

NEW LIFE SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

(UNAUDITED)

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

NEW LIFE SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

(UNAUDITED)

(Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for the periods presented. (51,435)

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30, 2006	June 30, 2005

Net Loss	(335,544)	$(51,435)
Weighted-average common shares outstanding (Basic)	51,620,540	31,298,356
Weighted-average common stock equivalents: Stock options and warrants	–	–
Weighted-average common shares outstanding (Diluted)	51,620,540	31,298,356

The Company has no options or warrants outstanding as of June 30, 2006, and no options or warrants have been granted to date.

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

NEW LIFE SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

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

NOTE 3- DEMAND NOTE- RELATED PARTY

The Company has a note receivable due from two related companies, Pharma Trials International, (PTI) and Biorigen USA, Inc. The funds, $439,244 were advanced to help PTI with operations. Officers of PTI are shareholders of the Company. The funds, $100,000 were advanced to BiorigenUSA, Inc., Joint Venture established to pursue certain biotech project with Biorigen Srl of Italy. The notes has no repayment terms and non interest-bearing. As of June 30, 2006, the total balance owed to the Company is $ 539,244.

NOTE 4 - Loans

At June 30, 2006, there was $35,000 in loans .

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

NEW LIFE SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

(UNAUDITED)

NOTE 5 - PROVISION FOR INCOME TAXES (CONTINUED)

At June 30, 2006, net deferred tax assets approximated the following:

Deferred tax asset	$335,544
Less: valuation allowance	(335,544)
Net deferred tax asset	$-0-

At June30, 2006, the Company had deficits accumulated during the development stage approximating $ (598,100) available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

On May 3, 2006 we entered into a strategic alliance with Biorigen Srl, (Genoa, Italy), a biotech company with certain intellectual properties and Centro Biotecnologie Avanzate (Genoa, Italy) to pursue development of a series of research projects, the first one being the project of “Bone Repair by Tissue Engineering” that is using novel biotechnology. Under the agreement, along with Biorigen, we are to establish a joint venture which obtains global rights with Biorigen Srl retaining rights for the European Union and countries of the Mediterranean Basin and Middle East. The new technology is intended to treat large bone defects, due to either pathologies or trauma and can also be used for modeling of bone in repair of bone defects. The final goal of the project is the commercialization of a new bone grafting/modeling technology.

The development of this proprietary technology is applicable to long bone grafting and other bone reconstruction, such as in neurosurgery, maxillo-facial and dental surgery. The technology involves a novel method of presentation of pluripotent mesenchymal stem cells derived from either bone marrow aspirate or small biopsies of periosteum and expanded in culture. This technology extends viability and activity of mesenchymal stem cells and will result in reproducible bone healing.

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

On May 25, 2006, we have established BIORIGEN USA, Inc., a joint venture company with Biorigen Srl, to pursue development of a series of research projects; the first one is the project of “Bone Repair by Tissue Engineering” that is using novel biotechnology. Under the agreement, BIORIGEN USA, Inc. obtains global rights with Biorigen Srl retaining rights for the European Union and countries of the Mediterranean Basin and Middle East countries.

NEW LIFE SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

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

NOTE 8 - SUBSEQUENT EVENTS

On July 19, 2006, a United States based biotech company awarded a contract to Pharma Trials International (PTI), one of our subsidiaries. It is a study of a cardiovascular agent that will be conducted by PTI in Europe. The project is scheduled for completion in the third quarter of 2008. This is PTI’s second project with our involvement, and both projects will be managed from our new headquarters in Princeton, New Jersey.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Overview

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

On May 3, 2006 we entered into a strategic alliance with Biorigen Srl, (Genoa, Italy), a biotech company with certain intellectual properties and Centro Biotecnologie Avanzate (Genoa, Italy) to pursue development of a series of research projects, the first one being the project of “Bone Repair by Tissue Engineering” that is using novel biotechnology. Under the agreement, along with Biorigen, we are to establish a joint venture which obtains global rights with Biorigen Srl retaining rights for the European Union and countries of the Mediterranean Basin and Middle East. The new technology is intended to treat large bone defects, due to either pathologies or trauma and can also be used for modeling of bone in repair of bone defects. The final goal of the project is the commercialization of a new bone grafting/modeling technology.

The development of this proprietary technology is applicable to long bone grafting and other bone reconstruction, such as in neurosurgery, maxillo-facial and dental surgery. The technology involves a novel method of presentation of pluripotent mesenchymal stem cells derived from either bone marrow aspirate or small biopsies of periosteum and expanded in culture. This technology extends viability and activity of mesenchymal stem cells and will result in reproducible bone healing.

On May 25, 2006, we have established BIORIGEN USA, Inc., a joint venture company with Biorigen Srl, to pursue development of a series of research projects, The first one is the project of “Bone Repair by Tissue Engineering” that is using novel biotechnology. Under the agreement, BIORIGEN USA, Inc. obtains global rights with Biorigen Srl retaining rights for the European Union and countries of the Mediterranean Basin and Middle East countries.

On July 19, 2006, a United States based biotech company awarded a contract to Pharma Trials International (PTI), one of our subsidiaries. It is a study of a cardiovascular agent that will be conducted by PTI in Europe. The project is scheduled for completion in the third quarter of 2008. This is PTI’s second project with our involvement, and both projects will be managed from our new headquarters in Princeton, New Jersey.

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

PharmaTrials International, Inc. (PTI) - Contract Research Organization (CRO)

PharmaTrials has headquarters in Princeton, New Jersey. It possesses CRO experience and offers pharmaceutical industry research services such as conducting clinical trials Phases I through IV as well as regulatory research and marketing support in the U.S. and through collaboration in Poland, and Ukraine. PharmaTrials and its employees have a track record of completed studies of prescription and over-the-counter pharmaceutical products and medical devices and new drug application (NDA) submissions worldwide.

CRO Market Overview

The following description of CROs has been taken from an article written by Dr. Jayashree that was published in the April 2005 issue of the International Biopharmaceutical Association Publication newsletter.

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

Results of Operations

Comparison of Results of Operations for the three month period ended June 30, 2006 and 2005

We generated revenues of $92,022 and during the three month period ended June 30, 2006. For the six month period ending June 30, 2005, we generated no revenues.

For the three months ended June 30, 2006, we paid a compensation and related costs of $165,646 to team of executives compared to $0.00 for the three months ended June 30, 2005.

For the three months ended June 30, 2006, we incurred professional fees of $69,763 compared to $4,000 for the three months ended June 30, 2005. This was attributable to the fact that we had limited operations in the 2005 period, but began to implement our business plan described herein during the later part of 2005 and 2006. Accordingly, we incurred professional fees in connection with our SEC filings.

General and administrative expenses were $88,302 during the three months ended June 30, 2006, compared to $ 47,435 during the comparable period in 2005. This increase was primarily attributable to the fact that we had limited operations in the 2005 period, but began to implement our business plan described herein during the later part of 2005 and 2006. For the three months ended June 30, 2006, we incurred travel expenses related to business development activities.

As a result, we incurred a net loss of $(231,689) for the three months ended June 30, 2006 or $.004 per common share as compared to a net loss of $51.435 or $.002 per common share during the comparable period in 2005.

Comparison of Results of Operations for the six month period ended June 30, 2006 and 2005

We generated revenues of $99,254 and during the six month period ended June 30, 2006. For the six month period ending June 30, 2005, we generated no revenues.

For the six months ended June 30, 2006, we paid a compensation and related costs of $165,646 to team of executives compared to $0.00 for the six months ended June 30, 2005.

For the six months ended June 30, 2006, we incurred professional fees of $93,360 compared to $4,000 for the six months ended June 30, 2005. This was attributable to the fact that we had limited operations in the 2005 period, but began to implement our business plan described herein during the later part of 2005 and 2006. Accordingly, we incurred professional fees in connection with our SEC filings.

General and administrative expenses were $175,792 during the six months ended June 30, 2006, compared to $47,435 during the comparable period in 2005. This increase was primarily attributable to the fact that we had limited operations in the 2005 period, but began to implement our business plan described herein during the later part of 2005 and 2006. For the six months ended June 30, 2006, we incurred travel expenses related to business development activities.

As a result, we incurred a net loss of $(335,544) for the six months ended June 30, 2006 or $.007 per common share as compared to a net loss of $51.435 or $.002 per common share during the comparable period in 2005.

Liquidity and Capital Resources

At June 30, 2006, we had cash of $404,456.95 and management believes that we have the ability to continue operations through the foreseeable future, however additional will be required..

On May 5, 2006, we entered into a Securities Purchase Agreement for a total subscription amount of $1,050,000 that included Stock Purchase Warrants and Secured Convertible Debentures with Cornell Capital Partners, LP (“Cornell”). The initial funding of $350,000 was completed on May 5, 2006 with Cornell and evidenced by a secured convertible debenture. Additionally, Cornell received warrants to purchase Nineteen Million (19,000,000) shares of the Company’s Common Stock. The secured convertible debentures are convertible into shares of our common stock at a rate equal to the lesser of (a) $0.16 or (b) ninety five percent (95%) of the lowest Closing Bid Price of the Common Stock during the twenty five (25) trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP. The Convertible Debentures are secured by a lien on all of the Company’s assets and by all of the assets of the Company’s subsidiaries pursuant to the Security Agreements entered into with the Investors. After the initial investment aggregating $350,000 by the above parties, there is an additional commitment from the parties in the percentages set forth above as follows: within 2 days of filing this registration statement, $450,000 principal amount; and within 2 days after the effectiveness of this registration statement, $250,000 principal amount.

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

Off-Balance Sheet Arrangements

We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Item 3.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 5, 2006, we completed a financing agreement with Cornell Capital Partners, LP (“Cornell”) by signing a securities purchase agreement with them for a maximum of $1,050,000. The initial closing on May 5, 2006, was for financing of the principal amount of $350,000 for which we issued a secured convertible debenture. The second closing on June 6, 2006, was for $450,000 for which we issued a secured convertible debenture. Under the securities purchase agreement, we will receive the final payment of principal amount of $250,000 within two (2) days after this SB-2 registration statement is declared effective. At such time, we will issue a secured convertible debenture for such amount. Additionally, Cornell received warrants to purchase Nineteen Million (19,000,000) shares of our common stock. The secured convertible debentures are convertible into shares of our common stock at a rate equal to the lesser of (a) $0.16 or (b) ninety five percent (95%) of the lowest closing bid price of our shares of common stock during the twenty five (25) trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The secured convertible debentures are secured by a lien on all of our assets and by all of the assets of our subsidiaries pursuant to a security agreement entered into with Cornell. Under the terms of the secured convertible debenture and the related warrants, the secured convertible debentures and the warrants are exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of callable secured convertible debentures or unexercised portions of the warrants) would not exceed 4.99% of the then outstanding common stock as determined in accordance with Section 13(d) of the Exchange Act.

The convertible notes and the warrants were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. The above issuance of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. The note holders set forth above were each sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the note holders set forth above had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K/A

Form 8-K filed on April 3, 2006 in connection with the acquisition of Invamed Pharma, Inc. on March 30, 2006 in exchange for the issuance of 6,000,000 shares of our common stock valued at approximately $1,000,000.

Form 8-K filed on May 5, 2006 in connection with the financing agreement with Cornell Capital Partners, LP for a maximum of $1,050,000.

(b)	Exhibits

	Exhibit Number	Exhibit Title

	31.1	Certification of Henry Val pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Henry Val pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

NEW LIFE SCIENTIFIC, INC.

By:	/s/ Henry Val
Henry Val
Chief Executive Officer
Principal Financial Officer

Dated:	August 21, 2006