Form 10QSB
period 2006-09-30
New Life Scientific, Inc.
filed 2006-11-14
CIK 1134011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(609) 720-0025
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 12, 2006 : 51,620,540 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

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

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1.  Financial Information

New Life Scientific, Inc.
Balance Sheet

ASSETS

	Sept. 30, 2006	December 31, 2005
Current Assets
Cash and cash equivalents	$268,336	$119,167
Accounts Receivables	10,881	47,514
Prepaid - Legal	-	10,000
Prepaid - Laboratory	33,517
Prepaid - Financing Cost	83,125	388,617
Demand note - related party	518,516
Demand note - third party	100,000

Total Current Assets	1,014,375	565,298

Property, Plant & Equipment, at cost	8,760

Atlant International Holding	75,000
Budesonite License	1,000,000

TOTAL ASSETS	$2,098,135	$565,298

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES
Current Liabilities
Accountants payable and accrued expenses	$161,237	$34,142
Convertible loans payable	820,000	-
Liability for stock to be issued	12,500	-
Note Payable	-	35,000

Total Current Liabilities	993,737	69,142

Total Liabilities	993,737	69,142

STOCKHOLDERS’ (DEFICIT)
Common stock, par value $.001, 1,000,000,000 shares authorized and
51,620,540 shares issued and outstanding	$51,620	45,620
Additional paid-in-capital	1,862,819	868,819
Subscription receivable	(80,000)	(80,000)
Deferred compensation	(75,727)	(75,727)
Accumulated Deficit	(654,314)	(262,556)

Total Stockholders’ (Deficit)	1,104,398	496,156

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$2,098,135	$565,298

New Life Scientific, Inc.
Statement of Income

	YEAR TO DATE		THREE MONTHS ENDED
	9/30/2006	9/20/2005	9/30/2006	9/30/2005

INCOME	$175,767	$-	$76,513	$-

OPERATING EXPENSES
Organizational expenses	-
Depreciation and amortization	-	19,777	-	19,777
Compensation and related costs	253,080		87,434
Administration expenses	177,142	268,730	1,350	221,295
Professional fees	105,428	21,793	12,068	17,793
Interest Expense	31,875		31,875
Total Operating Expenses	567,524	310,300	132,726	258,865

NET LOSS APPLICABLE TO COMMON SHARES	$(391,757)	$(310,300)	$(56,213)	$(258,865)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.008)	$(0.010)	$(0.001)	$(0.008)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$51,620,540	$31,308,604	$51,620,540	$31,308,604

New Life Scientific, Inc.
Statement of Cash Flow

	YEAR TO DATE

	9/30/2006	12/31/2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(391,757)	$(257,800)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Amortization of deferred compensation		19,777
Issuance of stock for services		97,714
Interest Expense Accrual	20,000
Changes in assets and liabilities
(Increase) in account receivable	36,633
(Increase) in notes receivable - related party	(129,998)	(388,617)
Prepaid	(106,642)
Increase in accounts payable and accrued expenses	127,193	40,102
Total adjustments	(52,814)	(231,024)

Net cash (used in) operating activities	(444,571)	(488,824)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment to note payable	(35,000)	(6,825)
Proceeds from Sale of Common Stock		610,000
Loan Receivable	(100,000)
Convertible loans payable	800,000
Liability for stock to be issued	12,500

Net cash provided by financing activities	677,500	603,175

CASH FLOWS FROM INVESTING ACTIVITIES
Atlant International Holding	(75,000)
Fixed Assets - Computer Equipment & Furniture	(8,760)

Net cash provided by investing activities	(83,760)

NET INCREASE (DECREASE) IN	149,169	114,351
CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	119,167	4,816

CASH AND CASH EQUIVALENTS - END OF PERIOD	268,336	119,167

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Acquisition of Nova reverse merger accounts payable		$26,627
Acquisition of Nova reverse merger note payable		$6,825
Acquisition of Nova reverse merger convertible loan payable		$40,000
Acquisition of Nova reverse merger common stock		$26,298
Acquisition of Nova reverse merger subscription receivable	$(80,000)	$(80,000)
Acquisition of Nova reverse merger deferred compensation	$(75,727)	$(75,727)
Acquisition of Nova reverse merger additional paid in capital		$160,427
Common stock issued for services	$97,714	$97,714
Acquisition of Budesonite License capital stock	$6,000

NEW LIFE SCIENTIFIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2006 quarterly statements and September 30, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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
AS OF SEPTEMBER 30, 2006
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

On November 1, 2005, a European pharmaceutical company signed a clinical study contract with PharmaTrials International, for a study to be conducted by PharmaTrials Ukraine, a Contract Research Organization (CRO) in Kiev, Ukraine. The terms of the contract dictate strict confidentiality as to the contracting party and the specific nature of the study. It is the first major study to be awarded to PharmaTrials International since it was acquired by us. The general scope of the project is a Phase II clinical study for a new therapeutic indication, to be conducted exclusively by PharmaTrials International’s at seven sites in the Ukraine. The contract is scheduled for completion in the fourth quarter of 2006.

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

The Company received total of $800,000 from Cornell to date, we since filed SB-2 registration statement with Security and Exchange Commission. The Company currently in technical defaults with Cornell, due to the fact that agreement called for registration to be effective and the shares to be registered in 150 days from the date of funding.

NEW LIFE SCIENTIFIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SETPEMBER 30, 2006
(UNAUDITED)

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

NEW LIFE SCIENTIFIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SETPEMBER 30, 2006
(UNAUDITED)

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
AS OF SEPTEMBER 30, 2006
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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30, 2006	September 30, 2005

Net Loss	$(391,757	$(310,300)
Weighted-average common shares outstanding (Basic)	51,620,540	18,297,011
Weighted-average common stock equivalents: Stock options and warrants	-	-
Weighted-average common shares outstanding (Diluted)	51,620,540	18,297,011

The Company has no options or warrants outstanding as of September 30, 2006, and no options or warrants have been granted to date.

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
AS OF SEPTEMBER 30, 2006
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

NOTE 3 -  DEMAND NOTES.

The Company has notes receivable due from two companies, PharmaTrials Ukraine, (PTU) and Biorigen USA, Inc. The funds, $418,516 were advanced to establish PTU operations in the Ukraine, due to favorable economic conditions. Officers of PTU are also shareholders of the Company. The funds, $100,000, were advanced to BiorigenUSA, Inc., Joint Venture established to pursue certain biotech projects with Biorigen Srl of Italy. The notes have no repayment terms and are non interest-bearing. As of September 30, 2006, the total balance owed to the Company is $ 518,516.

NOTE 4 - LOANS

On September 16, 2006, the Company provided its vendor M & L Consultants with a business development loan of $100,000 for a period of 60 days at 10% annual interest. M & L provides engineering consulting services for the Company reviewing and developing certain medical devices.

NOTE 5 - INVESTEMENT

On September 16, 2006, the Company made an investment in Atlan International Holdings Corp. in the amount of $75,000.

NOTE 6 - PROVISION FOR INCOME TAXES

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

NEW LIFE SCIENTIFIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 6 - PROVISION FOR INCOME TAXES (CONTINUED)

At September 30, 2006, net deferred tax assets approximated the following:

Deferred tax asset	$654,314
Less: valuation allowance	(654,314)
Net deferred tax asset	$-0-

At September 30, 2006, the Company had deficits accumulated during the development stage approximating $ (366,411) available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 7 - STOCKHOLDERS’ EQUITY

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

NEW LIFE SCIENTIFIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

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
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 9 - GOING CONCERN

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

NOTE 10 - SUBSEQUENT EVENTS

The Company currently in technical defaults with Cornell, due to the fact that agreement called for registration to be effective and the shares to be registered in 150 days from the date of funding.

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

The use of starch as capsule material offers significant advantage over the existing capsule technologies. Thus, gelatin capsules a) carry a risk of bovine spongiphorm encephalopathy (BSE or mad cow disease); b) they cannot be coated - thus no targeted delivery; c) become brittle in dry environment; d) cross linking of protein occurs with an associated impairment of capsule break-up and release of drug over time  in that they are much more rigid than gelatin capsules. Other type of commonly used capsule, based on HPMC (hydroxyl propyl methyl cellulose) technology does not coat well and cannot be coated using commonly available tablet coating equipment. Starch capsules are rigid, dissolve in the gastrointestinal tract predictably, can be coated easily to provide desirable dissolution characteristics (targeted dissolution and drug delivery), are GRAS (Generally Recognized as Safe - FDA term), and have smooth surface (no seam) and thus can be coated using any tablet coating equipment. Our license of the starch capsule technology allows us to use for two additional applications of this attractive technology or for out-licensing it to other companies. Invamed has selected one more licensing products currently in phase II clinical trials and is pursuing its own development of three additional compounds, currently in preclinical stage of development.

Novo Life Scientific

Novo Life Scientific of the Ukraine, which became our wholly owned subsidiary on May 5, 2005, holds certain licensing agreements with the Institute of Molecular Biology and Genetics of the Ukrainian Academy of Sciences. Currently inactive, since all the biotech and tissue engineering developments were transferred to BiorigenUSA, New Life’s Joint Venture with Biorigen Srl of Italy.

Results of Operations

Comparison of Results of Operations for the three month period ended September 30, 2006 and 2005

We generated revenues of $ 76,513 during the three month period ended September 30, 2006. For the three month period ending September 30, 2006, we generated no revenues.

For the three months ended September 30, 2006, we paid compensation and related costs of $87,434 to team of executives compared to $0.00 for the three months ended September 30, 2005.

For the three months ended September 30, 2006, we incurred professional fees of $12,068 which is comparable t o $17,793 for the three months ended June 30, 2005.

General and administrative expenses were $

Interest expense was $31,875 during the three months ended September 30, 2006 compared to $0.00 during the same period last year. This was related to costs incurred in obtaining financing (Secure Convertible Debenture) from Cornell Capital Partners LP.

As a result, we incurred a net loss of $ 56,213 for the three months ended September 30, 2006 or $.001 per common share as compared to a net loss of $258,865 or $.008 per common share during the comparable period in 2005.

Comparison of Results of Operations for the nine month period ended September 30, 2006 and 2005

We generated revenues of $ 76,513 during the three month period ended September 30, 2006. For the three month period ending September 30, 2005, we generated no revenues. The increase is due to company’s sales and marketing efforts.

For the three months ended September 30, 2006, we paid compensation and related costs of $87,434 to team of executives compared to $0.00 for the three months ended September 30, 2005. In 2005 Company was not in position to compensate its executives.

For the three months ended September 30, 2006, we incurred professional fees of $12,068 which is comparable t o $17,793 for the three months ended September 30, 2005.

General and administrative expenses were $ 96,530, but due to adjustment from second quarter of $95,000 it shows $1,350, Adjustment of expenses of Cornell offering that Company will amortize over the life of the debentures (Secure Convertible Debenture) from Cornell Capital Partners LP.

Interest expense was $31,875 during the three months ended September 30, 2006 compared to $0 during the same period in 2005. This was related to costs incurred in obtaining financing (Secured Convertible Debentures) from Cornell Capital Partners LP.

As a result, we incurred a net loss of $ 56,213 for the three months ended September 30, 2006 or $.001 per common share as compared to a net loss of $258,865 or $.008 per common share during the comparable period in 2005.

Liquidity and Capital Resources

At September 30, 2006, we had cash of $268,336 and management believes that we have the ability to continue operations through the foreseeable future, however additional will be required.

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

The Company currently in technical default with Cornell, due to the fact that agreement called for registration to be effective and the shares to be registered in 150 days from the date of funding.

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

Details regarding our use of these policies and the related estimates are described in the accompanying consolidated financial statements as of September 30, 2005 and 2006 and for the years ended December 31, 2005 and 2004. During the quarter ended September 30, 2006, there were no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

Inflation

Although management expects that our operations will be influenced by general economic conditions once and if we implement our new business plan of engaging in a business combination and we commence generating revenues, we do not believe that inflation had a material effect on our results of operations during the quarter ended September 30, 2006.

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

Item 3. Defaults Upon Senior Securities.

The Company currently in technical default with Cornell, due to the fact that agreement called for registration to be effective and the shares to be registered in 150 days from the date of funding.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

NEW LIFE SCIENTIFIC, INC.

By:	/s/ Henry Val
Henry Val Chief Executive Officer Principal Financial Officer

Dated:	November 14, 2006