Form 10KSB
period 2006-12-31
New Life Scientific, Inc.
filed 2007-05-10
CIK 1134011

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

☐ Transitional Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2006

Commission File No. 0-32321

New Life Scientific, Inc.
(Name of small business issuer in its charter)

Nevada	88-0440989
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

15 Roszel Rd
Princeton, New Jersey 08543
(609)720-0225

(Address, including zip code and telephone number, including area code, of registrant’s executive offices)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under to Section 12(g) of the Exchange Act:
Common Stock
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

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
Issuer’s revenues for its most recent fiscal year: $ 368,397

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of April 25, 2006: $380,395.92.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 14, 2007, there were 51,620,586 shares of the Company’s common stock issued and outstanding.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

New Life Scientific, Inc. (“NWLS” “we,” “our,” “us,” or the “Company”) is involved in bio and pharmaceutical development and clinical research utilizing new dry delivery systems and medical devices. We were incorporated under the laws of the State of Nevada on October 28, 1999, under the name “TMA, Inc.” In December 2000, we amended our Articles of Incorporation, changing our name to Nevada Holding Group Inc. On March 1, 2005, we changed our name to New Life Scientific, Inc.

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

On May 25, 2005, we entered into an Agreement and Plan of Acquisition with PharmaTrials International, Inc (“PTI”), a Florida corporation with its principal place of business located in Hillsborough, New Jersey, whereby they became our wholly owned subsidiary. This transaction provided us with entry and presence in the clinical research field. The transaction required us to issue shares of our common stock equivalent to a value of $1,500,000 to the principals of PharmaTrials International. PharmaTrials provides services in areas of clinical and market research as well as regulatory support to pharmaceutical clients and other Contract Research Organizations (CROs). PharmaTrials assists pharmaceutical, biotechnology, and medical device companies with management for their clinical research programs. A CRO is a company that is contracted to perform all or part of a sponsor's clinical trials-related tasks as well as other drug development activities. This might include the design, monitoring and management of trials, the analysis of results, and other specialty duties that drug developers do not have the capacity to perform efficiently. PharmaTrials has headquarters in Hillsborough, New Jersey and European locations in Kiev, Ukraine and through its affiliates in Poland. It possesses CRO experience and offers pharmaceutical industry research services such as conduct of clinical trials Phases I through IV as well as regulatory research and marketing support in the U.S., Poland, and Ukraine. PharmaTrials and its employees have a track record of successfully completed studies of prescription and over-the-counter pharmaceutical product and medical devices and new drug application (NDA) submissions worldwide.

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

On July 19, 2005, we and InvaPharm LLC commenced a joint venture operation under the name Invamed Pharma. This joint venture has reached a significant corporate milestone of 50 percent patient recruitment in the Phase II study of a new delivery system in the treatment of patients with ulcerative colitis.  This is a proof of concept study to determine efficacy of specific formulation of Budesonide in the treatment of ulcerative colitis (UC). Budesonide is a synthetic steroid with very fast metabolic rate and thus very little systemic effect. . UC affects only the large intestine. The course of these diseases is unpredictable; patients may have several relapses within a year or no relapse for several years. The ideal treatment of the disease should have the activity only within the area of disease, i.e. in the large bowel or colon. The preparation of Budesonide tested in the study is a specific formulation of a capsule that through the virtue of its coating opens up primarily in the colon. The specific capsule used in the study is a starch capsule that constitutes a proprietary targeted drug delivery system. (the patents expire in 2015 and 2018). Site-specific delivery of drugs to the colonic region has become an area of great interest within the pharmaceutical industry. Two main advantages of targeted colonic delivery are treatment of localized distal gastrointestinal conditions such as ulcerative colitis and Crohn’s disease, and also the ability to deliver molecules sensitive to pH and enzymatic degradation. When combined with absorption enhancement technologies, distal ileal and colonic delivery may address the issue of oral administration of small molecules and peptides.

Starch capsule technology is based on the use of injection molded starch capsules based on a proprietary technology licensed from Pfizer’s Capsugel® division. The capsule is formed from two individually molded components consisting of a body and a cap. The body and cap are designed to fit together such that there is no lip when the two are joined. Since there is no overlap of the cap and the body of the capsule the formulation is seamless which make the coating process easy.

The capsule body length is easily adjusted allowing for the manufacture of capsules in a range of sizes. The capsule can be filled with small tablets, pellets, powders or granules. Starch is a natural material of plant origin and as such is classified as GRAS. It is an ideal choice when religious, dietetic or regulatory or safety considerations may restrict the use of materials of animal origin.

The starch capsule delivery system has been tested clinically with various chemical entities in a number of pharmacokinetic and pharmacoscintigraphic studies in man. The results have shown that the technology consistently releases the formulation at the target site of colon In five Phase I studies, starch capsule formulations have been administered with a radio-label included in the capsule. Using gamma scintigraphy to follow the gastrointestinal progress of the radioactivity, the site of disintegration of starch capsule Budesonide was identified. In more than 90 percent of cases, the capsule disintegrated in the colonic or ileo-cecal region of the gastrointestinal tract.

On September 23, 2005, we signed a Letter of Intent with Cure Lab, Inc. for a long-term Joint Development and Marketing Plan (JDMP) of Cure Lab's pharmaceutical and biotech products. The intended agreement of collaboration will allow us to gain access to new product lines and Cure Lab to accelerate development of its current products using the experience of our scientific staff as well as use of PharmaTrials International and conducting clinical studies in Eastern Europe to reduce the cost of development.

On November 1, 2005, a European pharmaceutical company signed a clinical study contract with PharmaTrials International, for a study to be conducted by PharmaTrials Ukraine, a Contract Research Organization (CRO) in Kiev, Ukraine. The terms of the contract dictate strict confidentiality as to the contracting party and the specific nature of the study. It is the first major study to be awarded to PharmaTrials International since it was acquired by us. The general scope of the project is a Phase II clinical study for a new therapeutic indication, to be conducted exclusively by PharmaTrials International’s at seven sites in the Ukraine. The contract was scheduled for completion in the second quarter of 2006 but it was stopped by the sponsor in August 2006 as a business decision.

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

On July 19, 2006, a United States based biotech company awarded a contract to Pharma Trials International (PTI). It is a study of a cardiovascular agent to be conducted by PTI in Europe. The project was scheduled for completion in the third quarter of 2008. This is PTI’s second project with our involvement, and both projects will be managed from our new headquarters in Princeton, New Jersey.

The Company received total of $800,000 from Cornell to date, we since filed SB-2 registration statement with Security and Exchange Commission. The Company currently in technical defaults with Cornell, due to the fact that agreement called for registration to be effective and the shares to be registered in 150 days from the date of funding. SB2 has been withdrawn since.

The primary source of revenue for NWLS is PharmaTrials International (PTI), a Contract Research Organization (CRO) unit of NWLS. PTI contracts its services with pharmaceutical sponsors in the areas of clinical research conduct of clinical studies and pre-clinical research), regulatory activities related to the approval of research projects and marketing approvals of drugs by appropriate Competent Authorities. PTI specializes in providing its services in Central and Eastern Europe which is the rapidly growing geographic area where pharmaceutical companies are trying to establish their presence.

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

Our main competitors in the area of drug development for the indication of inflammatory bowel disease are well Salix, Axcan, Dr. Falk, Prometheus. Our Budesonide product has the advantage over our competitors in that they either do not have a comparable product or the formulations of budesonide they have do not offer drug release characteristics comparable to our starch capsule formulation and, thus, are less applicable for the specific indication of ulcerative colitis.

PharmaTrials International as CRO has a number of competitors primarily large international contract research organizations such as Quintiles, Covance, Pharmanet, PPD an others. Contrary to our competitors, we concentrate our activities in a few countries of Central/Eastern Europe where we established strong relationships particularly with the leading institutions. Our particular strength is the ability to conduct studies in hospitalized patients which is difficult in the US and the countries of the Western Europe with well established relationships and the ability to move quickly through the regulatory processes and

Government Regulations

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

Employees

We presently have 4 full time employees, our officers and directors, Mr. Val and Dr. Bochenek, Peter Goodenow Vice President of Clinical Operations and office manager. We anticipate that once our business plan is implemented and adequate financing is arranged, all of our officers will enter into written employment contracts.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real property at this time and have no agreements to acquire any such real property. Our principal place of business is located at 15 Roszel Rd, Princeton, NJ 08543 and we have an additional office at 401 Omni Drive, Hillsborough, New Jersey 08844. It is anticipated that these arrangement will be suitable for our needs for the foreseeable future. Our telephone number is 609-720-0225 and facsimile number is 609-228-4120. We neither own nor lease any other properties.

ITEM 3. LEGAL PROCEEDINGS

On March 2, 2007, PTI initiated this proceeding by filing a demand for arbitration against AVI BioPharma, Inc. (AVI), an Oregon corporation. The claims in the arbitration proceeding center around an agreement between PTI and AVI dated July 6, 2006 (“Study Agreement”). Pursuant to the Study Agreement, PTI agreed to conduct a clinical study for AVI to assess the safety and effectiveness of ex-vivo vein graft exposure to AVI product. It is PTI’s contention that AVI breached the Study Agreement, wrongfully terminated the Agreement and intentionally interfered with PTI’s present and future contracts with third parties. In its arbitration demand, PTI sought substantial damages, including, but not limited to $495,420.00 owed to us as services rendered.

On April 10, 2007 AVI responded to PTI’s demand and filed a counterclaim for negligent misrepresentation, breach of the Study Agreement and breach of covenants of good faith and fair dealing. AVI valued its claim against PTI between $300,000 to $500,000. PTI prevailed do having for arbitration proceeding to take place in New Jersey vs. Oregon as it was attempted by AVI.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a) Market Information. Our common stock commenced a quotation on the OTC Bulletin Board in December 2001. As of April 25, 2007, the price of our common stock was $.02. Our trading symbol is NWLS. Our securities are deemed to be a “penny stock.” The Securities and Exchange Commission had adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

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

	Bid Price
Quarter Ended	High	Low

March 2006	$0.25	$0.15
June 2006	$0.20	$0.065
September 2006	$0.075	$0.02
December 2006	$0.05	$0.02

March 2005	$5.568	$0.918
June 2005	$3.864	$1.545
September 2005	$2.50	$0.955
December 2005	$1.136	$.0255

March 2004	$1.40	$0.525
June 2004	$3.815	$1.05
September 2004	$12.566	$1.365
December 2004	$8.75	$3.50

March 2003	$0.15	$0.03
June 2003	$0.11	$0.05
September 2003	$0.09	$0.01
December 2003	$0.04	$0.015

(b) Holders. There are 166 holders of our Common Stock, not including those persons who hold their shares in “street name” holding 9,026,833 shares of our common stock.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We have recorded a full valuation allowance as an offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that we will be able to realize all or a portion of its net deferred tax benefit, an adjustment to deferred tax valuation allowance would increase net income in the period in which such a determination is made. The Tax Reform Act of 1986 contains provisions that may limit the utilization of net operating loss carry forwards and credits available to be used in any given year in the event of significant changes in ownership interest, as defined.

RESULTS OF OPERATIONS

Revenue. Total revenue for the year ended December 31, 2006 (the "2006 Period") and December 31, 2005 (the "2005 Period") was $ 368,398 and $ 115,631, respectively. Our revenue growth was due to the new contracts to conduct clinical trials that the Company entered into during the year and consisted of service and professional fees pursuant to our clinical research service agreements.  We had written off the cost of Budesonide license of $1,000,000.00 and included $ 500,403.00 as provision for uncollectible accounts, currently in litigation.

General and Administrative Expenses. General and administrative expenses for the 2006 Period decreased to $ 260,517 from $ 327,799 during the 2005 Period. During the 2006 and 2005 Period, the Company employed approximately 4 employees in administrative functions. Wages and benefits for general and administrative personnel and expenses associated with it in 2006 Period were $434,921 compared to $0 during the 2005 Period. The difference in general and administrative expenses primarily results from compensation charges to executive level employees.

Legal and Accounting Expenses. Legal and accounting fees for the 2006 Period were $132,776 compared to $25,855 in the 2005 Period. In 2006 Period, we incurred significant legal fees in relation to patent filings and corporate financing compared to 2005 Period.

Financing Expenses. As a result of corporate financing obtained, we incurred finance charges on debt and equity arrangements of $43,750 compared to $0 for the 2005 Period. This was related to the issuance of the 2006 Convertible Debentures.

Interest Expense. Interest expense for the 2006 Period significantly increased to $43,750 from $0 during the 2005 Period. The increase was primarily due to additional funding to finance operations through the issuance of promissory notes and convertible debentures that resulted in higher interest expense compared to 2005 Period. In addition, the Company was required to file a registration statement, which was filed on August 10, 2006, and than withdrew statement on February 22, 2007. The registration statement was withdrawn on February 22, 2007 and the Company will have additional accrued penalties of approximately due to withdrawal.

As a result of the foregoing, the Company incurred a net loss of $1,932,534 or ($0.037) per share during the 2006 Period, as compared to a net loss of $257,800 or $(0.006) per share during the 2005 Period.

Liquidity and Capital Resources

At December 31, 2006, we had cash of $ 81,457. Because we are not currently required to pay salaries to our officer/directors, management believes that we have the ability to continue operations through the foreseeable future. In the event additional funds are required to allow us to continue our operations, it is anticipated that these funds will be loaned to us by management, as it is doubtful that we will be able to obtain loans from any established financial institution. It is further anticipated that we will continue to incur expenses without corresponding revenues during the foreseeable future.

At December 31, 2006, our principal source of liquidity was proceeds from convertible debentures and cash received from customers pursuant to its clinical research agreements. The Company’s future liquidity requirements will depend on a number of factors including, among other things, the timing and level of its sales volumes, the cost of its development and production efforts, the success and market acceptance of its future product releases, and other related items. Historically, the Company has financed its operations with proceeds from the sale of its common stock, the issuance of convertible debentures, and loans from its officers, directors and shareholders. The following table sets forth the amount of funds received for the periods indicated:

Liquidity and Capital Resources	2006	2005
Sale of Common Stock	$250,000	$610,000
Sale of Convertible Debentures, net	800,000
Loans and Contributions from officers and shareholders	0
Short Term Loans		35,000
	$1,050,000	$645,000

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2006 consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about our ability to continue as a going concern.

Additional cash is necessary to sustain operations both in the short and long term. Additional funding is expected to be obtained from new sources as other financing institutions are currently being pursued. The Company's ability to meet operating and capital requirements depends upon its ability to generate on-going revenues from clinical trials and research and financing from external sources.

The Company cannot assure that it will obtain sufficient revenue growth or achieve financing to develop profitable operations prior to utilizing all of its current capital resources. In addition, if the Company does not generate its revenues or receive its funds in a timely manner on a scale to meet its needs, it may be forced to curtail or downsize its operations which may affect its existing commercial activities.

The Company continues to market its services to add more commercial customers under the same business model, the Company expects that its cash flow will meet its monthly working capital requirements by the end of 2007.

FINANCING ACTIVITIES

In addition we continue to seek new working capital financing to expand its business activities. In addition, the Company may also attract new equity or debt financing to fund the expansion of its operations and possibly retire some of its existing debt. The Company anticipates raising funds from private equity and debt financing. There can be no assurance that we will be successful in obtaining sufficient capital to fund our working capital requirements on terms acceptable to us, or at all. In addition, the sale of additional securities could result in dilution to our current stockholders. If we are not successful in raising sufficient capital we may not be able to continue our business.

The Company's ability to meet its operating requirements depends upon its ability to generate financing and additional recurring revenues from the clinical trials to customers and from external financing sources. The Company cannot guarantee it will develop profitable operations prior to utilizing all of its current available financial resources.

The Company expects this rate to decrease due to recent and planned operational changes in 2007 in order to meet its current commercial strategy. The Company estimates that its monthly operating costs throughout 2007 will decrease due to Henry Val Company’s CEO and Dr W. J. Bochanek president and CSO of New Life suspend payroll payments until Company achieves sufficient revenues and/or raises sufficient financing to continue its operations. If the Company is unable to generate sufficient revenue during 2007 and it does not receive sufficient working capital from external financing activities in a timely manner, the Company may be forced to curtail, downsize or cease its operations.

Management's strategy to address the $ 1.046 million of current liabilities reflected in the consolidated balance sheet as of December 31, 2006, during the next 12 months includes, among other things, a plan whereby our management is working with its current financiers to jointly affect a planned reduction of all outstanding debts of the Company through a Settlement Agreement and possible refinancing. As of November 30, 2006, Management has started to create a series of plans to act on these strategies that the Company's board will consider for the best interest of its shareholders before implementation. Management anticipates concluding a working plan before the end of the Company's second quarter 2007.

Management continues to implement its overall corporate strategy, and continues to seek more favorable long-term debt and equity financing to effect the re-organization of the Company's current long-term financing arrangements. Management anticipates providing its board of directors with a plan for review and approval before the end of the Company's second quarter 2007. In addition, management continues to evaluate the viability of divestiture opportunities for some of the Company's non-core assets for value in the form of partnerships, licenses, third party marketing or sale for cash. A market sector of the Company's business continues to experience growth with respect to pharmaceutical and biotech drug development. Management continues to focus on its clinical trials services because of its greater revenue opportunity with less associated costs with respect to its marketing and overall implementation.

The continued implementation of these strategies will enable the Company to favorably restructure its balance sheet and further its current clinical trials of new remedies which will potentially result in additional revenue opportunities. This will in turn enable it to service and manage current liabilities from the normal course of operations and reduce any existing long-term liabilities unaffected by managements planned debt reduction strategies over a 36 month period.

The Company continues to use a significant portion of its revenues for the purpose of retiring its existing debts. As revenues increase, the use of surplus funds, if any, will be used to expand the Company's current development capacity and increase commercial productivity for future product development.

The imbalance between the Company's current assets and current liabilities has had and will continue to have the following effects on its operations: it has made it difficult for it to obtain more beneficial financing arrangements; it has made it more difficult for it to attract and encourage equity investment; and it has made it more difficult and even interfered to some extent with its ability to enter into operational commercial agreements with certain major companies and to attract commercial partners and customers due to its financial position and their perception of its ability to perform due to its financial circumstances.

We are a pharmaceutical development company focusing on the development and commercialization of innovative therapeutic products. Our goal is to become a leader in both the development and commercialization of innovative drugs and drug delivery products and technologies. We will focus our research and development efforts on product candidates such as proprietary technologies for targeted drug release using oral route of administration and clinical advantages such as improved safety and clinical efficacy or increased patient compliance due to elimination of injection site pain and avoidance of injection site irritation. We will continue to try to establish strategic collaborations with leading pharmaceutical and biotechnology companies. In select cases where we deem it to be strategically advantageous to us, we plan to internally develop, manufacture and distribute our products. We have invested substantial time, money and intellectual capital in developing our manufacturing facilities and know-how which we believe would be difficult for our competitors to replicate in the near term.

We are planning to engage in a variety of preclinical and clinical research and development activities to identify and develop viable product candidates in therapeutic areas including gastrointestinal and metabolic disorders, wound healing, infection/inflammation, osteoporosis and pain. Some of these products fall into the category of woman’s health. We and our collaboration partners have been developing a diverse portfolio of clinical-stage product candidates for multiple therapeutic areas utilizing our molecular biology-based drug delivery technology. In addition, we have been expanding our regenerative and tissue engineering research and development efforts.

General Business Plan

Our purpose is to proceed with the bio and pharmaceutical development and clinical research and to continue to develop additional business for our subsidiary, PharmaTrials International, Inc, a Florida corporation providing services in the areas of clinical and market research as well as regulatory support to pharmaceutical clients and other Contract Research Organizations (CROs). PTI assists pharmaceutical, biotechnology, and medical device companies with management for their clinical research programs. A CRO is a company that is contracted to perform all or part of a sponsor's clinical trials and other drug development tasks. This might include the design, monitoring and management of trials, the analysis of results, and other specialty duties that drug developers do not have the capacity to perform efficiently.

PharmaTrials International, Inc. (PTI) - Contract Research Organization (CRO)

PharmaTrials has headquarters in Princeton, New Jersey and Poland. . It possesses CRO experience and offers pharmaceutical industry research services such as conducting clinical trials Phases I through IV as well as regulatory research and marketing support in the U.S., Poland, and other European countries.. PharmaTrials and its employees have a track record of successfully completed studies of prescription and over-the-counter pharmaceutical products and medical devices and new drug application (NDA) submissions worldwide.

NWLS to date invested in excess of $300,000.00 in working capital and is currently managing PTI as its subsidiary.

CRO Market Overview

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

Over the past few years, CROs have received the lion's share of outsourced clinical research revenue. In 2004, in the United States, CROs received an estimated 60% of the clinical research outsourced from pharmaceutical companies. The combination of the growing trend by pharmaceutical companies to outsource a wider range of services and the need to pass products through the testing and regulatory process in a rapid, cost-effective manner, has lead to skyrocketing growth of the CRO market. The CRO market grew from $1 billion in 1992 to more than $8 billion in 2002. CROs enrolled 7 million research subjects in 1992, and 20 million in 2004.

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

PTI’s competitive advantages:

•	Staff are natives of each country

•	Extensive pharmaceutical industry and CRO experience in conducting clinical research phases I-IV in the United States, Poland and other European countries.

•	Study design and protocol preparation

•	Identification and selection of study sites and investigators

•	Study Monitoring

•	Report writing

•	Regulatory submissions

•	QA Audits

•

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified critical accounting policies that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operation involved, could result in material changes to our financial position or results of operations under different conditions or using different assumptions. The most critical accounting policies and estimates are:

> The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

> Fair value of instruments. Our financial instruments consist of accounts receivable, accounts payable and long-term debt. The fair value of financial instruments approximate their recorded values. Fair value of loans payable to stockholders and balances of bank lines of credit, in the circumstances, are not reasonably determinable.

Details regarding our use of these policies and the related estimates are described in the accompanying consolidated financial statements as of December 31, 2005 and 2006 and for the years ended December 31, 2006 and 2005. During the year ended December 31, 2006, there were no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

Inflation

Although management expects that our operations will be influenced by general economic conditions once and if we implement our new business plan of engaging in a business combination and we commence generating revenues, we do not believe that inflation had a material effect on our results of operations during the fiscal year ended December 31, 2006.

Off-Balance Sheet Arrangements

We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

NEW LIFE SCIENTIFIC, INC.
(FORMERLY NEVADA HOLDING GROUP, INC.)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

Pages

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet	F-3

Statements of Operations	F-4

Statements of Changes in Shareholders’ Deficit	F-

Statements of Cash Flows	F-5

NOTES TO FINANCIAL STATEMENTS	F-6 to F-13

Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545	2228 South Fraser Street Unit 1 Aurora, Colorado 80014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
New Life Scientific, Inc.
Princeton, New Jersey

I have audited the accompanying balance sheets of New Life Scientific, Inc. as of December 31, 2006 and 2005 and the related statements of operations, stockholders' equity, and cash flows for the years then ended December. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance standards of the public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Life Scientific, Inc. as of December 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in the Note 10 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Larry O’Donnell, CPA PC
Aurora, Colorado
March 27, 2007

NEW LIFE SCIENTIFIC, INC.
Balance Sheet

ASSETS

	December 31, 2006	December 31, 2005

Current Assets
Cash and cash equivalents	$81,457	$119,167
Accounts Receivable	335,777	47,514
Prepaid - Legal	-	10,000
Prepaid - Laboratory	33,517
Prepaid - Financing Cost	71,250
Prepaid - Other	5,000
Demand note - related party net of allowance 2006 $500,403		388,617
Demand note - third party	-

Total Current Assets	527,000	565,298

Property, Plant & Equipment, at Cost	8,407

Atlan International Holding	75,000
Budesonite License, net of impairment

TOTAL ASSETS	$610,408	$565,298

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$214,286	$34,142
Payroll taxes payable	71,789
Convertible loans payable	820,000	-
Liability for stock to be issued	12,500	-
Note Payable	-	35,000

Total Current Liabilities	1,118,575	69,142

Total Liabilities	1,118,575	69,142

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.001, 1,000,000,000 shares authorized and
51,620,540 shares issued and outstanding	$51,620	$45,620
Additional paid-in capital	1,862,819	868,819
Subscription receivable	(80,000)	(80,000)
Deferred compensation	(75,727)	(75,727)
Accumulated Deficit	(2,266,879)	(262,556)

Total Stockholders' (Deficit)	(508,167)	496,156

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$610,408	$565,298

See notes to financial statements.

NEW LIFE SCIENTIFIC, INC.
Statement of Income

	YEAR ENDED
	12/31/2006	12/31/2005
INCOME	$368,398	$115,631

OPERATING EXPENSES
Organizational expenses	-
Depreciation and amortization	353	19,777
Impairment loss	1,000,000
Provision for uncollectible accounts	500,403
Compensation and related costs	434,921
Administrative expenses	260,517	327,799
Professional fees	132,776	25,855
Interest Expense	43,750
Total Operating Expenses	2,372,720	373,431

NET LOSS APPLICABLE TO COMMON SHARES	$(2,004,322)	$(257,800)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.039)	$(0.006)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	51,620,540	45,620,540

NEW LIFE SCIENTIFIC, INC.
Statement of Cash Flow

	YEAR ENDED
	12/31/2006	12/31/2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,004,322)	$(257,800)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Amortization of deferred compensation		19,777
Impairment loss	1,000,000
Provision for uncollectible accounts	500,403
Issuance of stock for services		97,714
Interest Expense Accrual	20,000
Depreciation	353
Changes in assets and liabilities
(Increase) in account receivable	(288,263)
(Increase) in notes receivable - related party	(111,786)	(388,617)
Prepaid	(99,767)
Increase in accounts payable and accrued expenses	180,144	40,102
Increase in payroll taxes payable	71,789	-
Total adjustments	1,272,872	(231,024)

Net cash (used in) operating activities	(731,450)	(488,824)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to note payable	(35,000)	(6,825)
Proceeds from Sale of Common Stock		610,000
Loan Receivable
Convertible loans payable	800,000
Liability for stock to be issued	12,500	-

Net cash provided by financing activities	777,500	603,175

CASH FLOWS FROM INVESTING ACTIVITIES
Atlant International Holding	(75,000)
Fixed Assets - Computer Equipment & Furniture	(8,760)

Net cash provided by investing activities	(83,760)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(37,710)	114,351

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	119,167	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$81,457	$114,351

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Acquisition of Nova reverse merger accounts payable		$26,627
Acquisition of Nova reverse merger note payable		$6,825
Acquisition of Nova reverse merger convertible loan payable		$40,000
Acquisition of Nova reverse merger common stock		$26,298
Acquisition of Nova reverse merger subscription receivable	$(80,000)	$(80,000)
Acquisition of Nova reverse merger deferred compensation	$(75,727)	$(75,727)
Acquisition of Nova reverse merger additional paid in capital		$160,427
Common stock issued for services	$97,714	$97,714
Acquisition of Budesonite License capital stock	$6,000
Acquisition of Budesonite License paid in capital	$994,000

NEW LIFE SCIENTIFIC, INC.
(FORMERLY NEVADA HOLDING GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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
AS OF DECEMBER 31, 2006

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
AS OF DECEMBER 31, 2006

Start-up Costs

In accordance with Statement of Position 98-5, “Accounting for Start-up Costs” , the Company has expensed all of their costs relating to the start-up in the period in which those costs related to.

Loss) Per Share of Common Stock

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

The following is a reconciliation of the computation for basic and diluted EPS:

	DECEMBER 31, 2006	DECEMBER 31, 2005

Net Loss	$(2,004,322)	$(310,300)
Weighted-average common shares outstanding (Basic)	51,620,540	18,297,011
Weighted-average common stock equivalents:
Stock options and warrants	-	-
Weighted-average common shares outstanding (Diluted)	51,620,540	18,297,011

The Company has no options or warrants outstanding as of DECEMBER 31, 2006, and no options or warrants have been granted to date.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The Company does not expect application of SFAS No. 155 to have a material affect on its financial statements.

In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement. The Company does not expect application of SFAS No. 156 to have a material affect on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company for its fiscal year ending June 30, 2008. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

NEW LIFE SCIENTIFIC, INC.
(FORMERLY NEVADA HOLDING GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement is effective as of the beginning of its first fiscal year that begins after November 15, 2007. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

The Company does not expect application of SFAS No. 157 to have a material affect on its financial statements. In September 2006, the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement amends FASB Statements No. 87, 88, 106, and 132(R). This Statement is effective as of the beginning of its first fiscal year that begins after December 15, 2006, but before June 16, 2007. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The Company does not expect application of SFAS No. 158 to have a material affect on its financial statements.

NOTE 3- DEMAND NOTES

The Company has notes receivable due from two companies, PharmaTrials Ukraine, (PTU) and Biorigen USA, Inc. The funds, $418,516 were advanced to establish PTU operations in Ukraine, due to favorable economic conditions. Officers of PTU are also shareholders of the Company. The funds, $100,000 were advanced to BiorigenUSA, Inc., Joint Venture established to pursue certain biotech project with Biorigen Srl of Italy. The notes have no repayment terms and non interest-bearing. As of December, 2006, the total balance owed to the Company is $ 500,403. A provision for the potential that the amount may be uncollectible has been recognized as of December 31, 2006

Notes have been paid

NOTE 5 - INVESTEMENT

On September 16, 2006, the Company made an investment in Atlan International Holdings Corp. in the amount of $75,000.

NOTE 6 - SUBSEQUENT EVENTS

NOTE 7 - PROVISION FOR INCOME TAXES

At DECEMBER 31, 2006, net deferred tax assets approximated the following:

At June30, 2006, the Company had deficits accumulated during the development stage approximating $ (598,100) available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8 - STOCKHOLDERS’ EQUITY

On March 1, 2005, the Company’s sole officer, director and majority shareholder of the Company, authorized a reverse split of the outstanding common shares of the Company at the rate of one share for each 35 shares outstanding. The reverse split was declared effective on March 11, 2005. All share information and per share data has been restated to reflect the reverse stock split and forward split as of 1.1 to 1 in January of 2006

NEW LIFE SCIENTIFIC, INC.
(FORMERLY NEVADA HOLDING GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

On March 30, 2004, the Board of Directors authorized the issuance of 2,285,714 common shares of common stock to Netter LLC, a New Jersey corporation. These shares were in exchange for assuming all of the outstanding liabilities of the Company of $80,000. Since no formal settlement agreement has been entered into with the respective vendors, the Company reflected the $80,000 as a note receivable related to the issuance of common stock on the accompanying balance sheet. In connection with this issuance, the Company effected a change in control.

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

On May 3, 2006 we entered into a strategic alliance with Biorigen Srl, (Genoa, Italy), a biotech company with certain intellectual properties and Centro Biotecnologie Avanzate (Genoa, Italy) to pursue development of a series of research projects, the first one being the project of “Bone Repair by Tissue Engineering” that is using novel biotechnology. Under the agreement, along with Biorigen, we are to establish a joint venture which obtains global rights with Biorigen Srl retaining rights for the European Union and countries of the Mediterranean Basin and Middle East. The new technology is intended to treat large bone defects, due to either pathologies or trauma and can also be used for modeling of bone in repair of bone defects. The final goal of the project is the commercialization of a new bone grafting/modeling technology. The development of this proprietary technology is applicable to long bone grafting and other bone reconstruction, such as in neurosurgery, maxillofacial and dental surgery. The technology involves a novel method of presentation of pluripotent mesenchymal stem cells derived from either bone marrow aspirate or small biopsies of periosteum and expanded in culture. This technology extends viability and activity of mesenchymal stem cells and will result in reproducible bone healing.

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

Pursuant to the funding transaction, we also granted the Investors the right to purchase an aggregate of Nineteen Million (19,000,000) shares of the Company’s Common Stock as follows: (A) a warrant to purchase Three Million Five Hundred Thousand (3,500,000) shares of the Company’s Common Stock for a period of five (5) years at an exercise price of $0.17 per share, (B) a warrant to purchase Three Million Five Hundred Thousand (3,500,000) shares of the Company’s Common Stock for a period of five (5) years at an exercise price of $0.19 per share, (C) a warrant to purchase Four Million (4,000,000) shares of the Company’s Common Stock for a period of five (5) years at an exercise price of $0.20 per share, (D) a warrant to purchase Four Million (4,000,000) shares of the Company’s Common Stock for a period of five (5) years at an exercise price of $0.25 per share, (E) a warrant to purchase Two Million (2,000,000) shares of the Company’s Common Stock for a period of five (5) years at an exercise price of $0.30 per share, and (D) a warrant to purchase Two Million (2,000,000) shares of the Company’s Common Stock for a period of five (5) years at an exercise price of $0.35 per share. The shares issuable upon exercise of the warrants are to be included in the registration statement. Pursuant to the terms of a Registration Rights Agreement, we are required to register the shares underlying the Convertible Debentures, as well as the Deferred tax asset $ 746,000 Less: valuation allowance (746,000) Net deferred tax asset $ -0- shares to be issued pursuant to the Warrant within 45 days from the Closing Date and are required to have the registration statement declared effective within 150 days from the Closing Date. In the event that the registration statement is not filed or declared effective within these time limits, we may be deemed in default under the agreements and subject to liquidated damages in the amount of 2% of the entire funding amount per month.

NEW LIFE SCIENTIFIC, INC.
(FORMERLY NEVADA HOLDING GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

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

NOTE 7 - PROVISION FOR INCOME TAXES

At DECEMBER 31, 2006, net deferred tax assets approximated the following:

Deferred tax asset	$746,000
Less: valuation allowance	(746,000)
Net deferred tax asset	$-0-

At January 2006, the Company had deficits accumulated during the development stage approximating $ (2,266,879)
available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8 - STOCKHOLDERS’ EQUITY

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

On November 1, 2005, a European pharmaceutical company signed a clinical study contract with PharmaTrials International, for a study to be conducted by PharmaTrials Ukraine, a Contract Research Organization (CRO) in Kiev, Ukraine. The terms of the contract dictate strict confidentialityas to the contracting party and the specific nature of the study. It is the first major study to be awarded to PharmaTrials International since it wasacquired by us. The general scope of the project is a Phase II clinical study for a new therapeutic indication, to be conducted exclusively by PharmaTrials International’s at seven sites in the Ukraine. The contract is scheduled for completion in the second quarter of 2006.

NEW LIFE SCIENTIFIC, INC.
(FORMERLY NEVADA HOLDING GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

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

On May 3, 2006 we entered into a strategic alliance with Biorigen Srl, (Genoa, Italy), a biotech company with certain intellectual properties and Centro Biotecnologie Avanzate (Genoa, Italy) to pursue development of a series of research projects, the first one being the project of “Bone Repair by Tissue Engineering” that is using novel biotechnology. Under the agreement, along with Biorigen, we are to establish a joint venture which obtains global rights with Biorigen Srl retaining rights for the European Union and countries of the Mediterranean Basin and Middle East. The new technology is intended to treat large bone defects, due to either pathologies or trauma and can also be used for modeling of bone in repair of bone defects. The final goal of the project is the commercialization of a new bone grafting/modeling technology. The development of this proprietary technology is applicable to long bone grafting and other bone reconstruction, such as in neurosurgery, maxillofacial and dental surgery. The technology involves a novel method of presentation of pluripotent mesenchymal stem cells derived from either bone marrow aspirate or small biopsies of periosteum and expanded in culture. This technology extends viability and activity of mesenchymal stem cells and will result in reproducible bone healing.

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

NEW LIFE SCIENTIFIC, INC.
(FORMERLY NEVADA HOLDING GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

NOTE 10 - LITIGATION

On March 2, 2007, PTI initiated this proceeding by filing a demand for arbitration against AVI BioPharma, Inc. (AVI), an Oregon corporation. The claims in the arbitration proceeding center around an agreement between PTI and AVI dated July 6, 2006 (“Study Agreement”). Pursuant to the Study Agreement, PTI agreed to conduct a clinical study for AVI to assess the safety and effectiveness of ex-vivo vein graft exposure to AVI product. It is PTI’s contention that AVI breached the Study Agreement, wrongfully terminated the Agreement and intentionally interfered with PTI’s present and future contracts with third parties. In its arbitration demand, PTI sought substantial damages, including, but not limited to $495,420.00 owed to us as services rendered.

On April 10, 2007 AVI responded to PTI’s demand and filed a counterclaim for negligent misrepresentation, breach of the Study Agreement and breach of covenants of good faith and fair dealing. AVI valued its claim against PTI between $300,000 to $500,000. PTI prevailed do having for arbitration proceeding to take place in New Jersey vs. Oregon as it was attempted by AVI.

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures Henry Val, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the “Evaluation Date”). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were not adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee. Changes in internal controls. We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could affect these controls, and therefore, no corrective action was taken.

Specifically the company was late in filing its annual report for the year ended December 31, 2006.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors. Our Directors and Officers as of the date of this report are as follows: All of our Directors will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Our Officers are elected by the Board of Directors and hold office until their death or until they resign or are removed from office

Name	Age	Position

Henry Val	47	Chief Executive Officer/Chairman of the Board

Wieslaw J. Bochenek	68	COO, President / Director

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

During 2006, the Company had Alexander Yelsky and Yevsey Tseytelman continue acting as Managing Directors of the Ukrainian operations. During 2006, due diligence phases both individuals were reimbursed for their expenses related to this work.

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

SUMMARY COMPENSATION TABLE
NEED TO ADD 2005 NUMBERS

ANNUAL COMPENSATION					LONG TERM COMPENSATION
NAME AND PRINCIPAL POSITION	FISCAL YEAR	OTHER SALARY		ANNUAL BONUS	RESTRICTED UNDERLYING AWARDS	STOCK COMPENSATION	SECURITIES OPTIONS (NO. OF SHARES)	ALL OTHER COMPENSATION

Henry Val Chief Executive Officer And President	2006	$89,340.00		25,000.00	0	0	0	0
	2005	$84,000	(1)	0	0	0	0	$0
	2004	$29,000		0	0	0	0	0
	2003	$0		0	0	0	0	0
Wieslaw J. Bochenek	2006	$57,884.64		12,500.00	0	0	0	$0
	2005	$0		0	0	0	0
	2004	$0		0	0	0	0	0
	2003	$0		0	0	0	0	0
17

It is not anticipated that any executive officer will receive compensation exceeding $100,000 during the fiscal year ending December 31, 2006, except in the event we successfully consummate a business combination, of which there is no assurance.

We maintain a policy whereby our directors may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. We did reimburse directors for out of pocket expenses during fiscal years 2006, 2005 and 2004.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Alexander Yelsky	4,134,726	8.01%
Common	Yevsey Tseytelman	4,481,015	8.99%
Common	Michael Val	9,907,859	19.23%
Common	Power Network Inc.	2,214,501	8.27%
Common	MBA Investors. Inc.	1,423,401	8.27%
Common	Invapharm LLC	6,000,000	11.65%
Common	All Officers, Directors and Shareholders as a Group	32,600,790	73.89%

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

We did not file any reports on Form 8-K during the last calendar quarter of the fiscal year ended December 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES AUDIT FEES AND AUDIT

For our fiscal years ended December 31, 2006 and December 31, 2005, we were billed approximately $13,114 and $6,500, respectively, for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our years ended December 31, 2006 and December 31, 2005.

TAX FEES

For our fiscal years ended December 31, 2006 and December 31, 2005, we were not billed for professional services rendered for tax compliance, tax advice and tax planning.

ALL OTHER FEES

We did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended December 31, 2006 and December 31, 2005

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2005.

NEW LIFE SCIENTIFIC, INC.

By : /s/ Henry Val
Henry Val, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May, 2006.

By : /s/ Henry Val
Henry Val, Chief Executive Officer, President and Director

By : /s/ Wieslaw J. Bochenek
Director

NEW LIFE SCIENTIFIC, INC.

FINANCIAL CODE OF ETHICS

As a public company, it is of critical importance that New Life Scientific, Inc.(“New Life Scientific”) filings with the Securities and Exchange Commission be accurate and timely. Depending on their position with New Life Scientific, employees may be called upon to provide information to assure that New Life Scientific’s public reports are complete, fair, and understandable. New Life Scientific expects all of its employees to take this responsibility seriously and to provide prompt and accurate answers to inquiries related to New Life Scientific’s public disclosure requirements.

New Life Scientific, Inc. Finance Department bears a special responsibility for promoting integrity throughout New Life Scientific, with responsibilities to stakeholders both inside and outside of New Life Scientific. The Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Finance Department personnel have a special role both to adhere to the principles of integrity and also to ensure that a culture exists throughout New Life Scientific as a whole that ensures the fair and timely reporting of New Life Scientific’s financial results and conditions. Because of this special role, the CEO, CFO, and all members of New Life Scientific’s Finance Department are bound by New Life Scientific’s Financial Code of Ethics, and by accepting the Financial Code of Ethics, each agrees that they will:

-	Act with honesty and integrity, avoiding actual or actual conflicts of interest in personal and professional relationships.

-
Provide information that is accurate, complete, objective, relevant, timely and understandable to ensure full, fair, accurate, timely, and understandable disclosure in the reports and documents that New Life Scientific files with, or submits to, government agencies and in other public communications.

-	Comply with the rules and regulations of federal, state and local governments, and other appropriate private and public regulatory agencies.

-	Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing one’s independent judgment to be subordinated.

-
Respect the confidentiality of information acquired in the course of one’s work, except when authorized or otherwise legally obligated to disclose. Confidential information acquired in the course of one’s work will not be used for personal advantage.

-	Share job knowledge and maintain skills important and relevant to stakeholders needs.

-	Proactively promote and be an example of ethical behavior as a responsible partner among peers, in the work environment and in the community.

-	Achieve responsible use of, and control over, all New Life Scientific assets and resources employed by, or entrusted to yourself, and your department.

-	Receive the full and active support and cooperation of New Life Scientific’s Officers, Sr. Staff, and all employees in the adherence to this Financial Code of Ethics.

-
Promptly report to the CEO or CFO any conduct believed to be in violation of law or business ethics or in violation of any provision of this Code of Ethics, including any transaction or relationship that reasonably could be expected to give rise to such a conflict. Further, to promptly report to the Chair of New Life Scientific’s Audit Committee such conduct if by the CEO or CFO or if they fail to correct such conduct by others in a reasonable period of time.