Form 10QSB
period 2007-03-31
New Life Scientific, Inc.
filed 2007-05-22
CIK 1134011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
609-720-0225
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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Information

New Life Scientific, Inc
Balance Sheet

ASSETS

	March 31, 2007	March 31, 2006

Current Assets
Cash and cash equivalents	$7,661	$13,517
Accounts Receivable	273,121	-
Prepaid - Laboratory	33,517	33,517
Prepaid - Financing Cost	59,375	-
Prepaid - Other	5,000	-
Demand note - related party net of allowance	-	449,617

Total Current Assets	378,674	496,651

Property, Plant & Equipment, at Cost	7,878	-

Atlan International Holding	105,000	-
Budesonite License, net of impairment	-	1,000,000

TOTAL ASSETS	$491,552	$1,496,651

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$210,546	$69,351
Payroll taxes payable	118,247	-
Convertible loans payable	860,513	-
Liability for stock to be issued	12,500	-
Note Payable	-	35,000

Total Current Liabilities	1,201,806	104,351

Total Liabilities	1,201,806	104,351

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.001, 1,000,000,000 shares authorized and 51,620,540 shares issued and outstanding	$51,620	$51,620
Additional paid-in capital	1,862,819	1,862,819
Subscription receivable	(80,000)	(80,000)
Deferred compensation	(75,727)	(75,727)
Accumulated Deficit	(2,468,966)	(366,412)

Total Stockholders' (Deficit)	(710,254)	1,392,300

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$491,552	$1,496,651

New Life Scientific, Inc
Statement of Income

	YEAR TO DATE		THREE MONTHS ENDED
	3/31/2007	3/31/2006	3/31/2007	3/31/2006

INCOME	$-	$7,232	$-	$7,232

OPERATING EXPENSES
Depreciation and amortization	529	-	529	-
Compensation and related costs	87,977	-	87,977	-
Administrative expenses	51,959	87,490	29,693	87,490
Professional fees	9,250	23,598	9,250	23,598
Interest Expense, Net	52,372	-	52,372	-
Total Operating Expenses	202,087	111,087	179,821	111,088

NET LOSS APPLICABLE TO COMMON SHARES	$(202,087)	$(103,855)	$(179,821)	$(103,856)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.004)	$(0.002)	$(0.003)	$(0.002)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	51,620,540	51,620,540	51,620,540	51,620,540

New Life Scientific, Inc
Statement of Cash Flow

	YEAR TO DATE
	3/31/2007	3/31/2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(202,087)	$(103,855)
Adjustments to reconcile net loss to net cash (used in) operating activities		29,956
Depreciation	529	-
Changes in assets and liabilities
Decrease in accounts receivable	62,656	-
(Increase) in notes receivable - related party	-	(61,000)
Decrease in prepaid	11,875	-
Increase (Decrease) in accounts payable and accrued expenses	(3,740)	29,249
Increase in payroll taxes payable	46,458	-
Total adjustments	117,778	(1,795)

Net cash (used in) operating activities	(84,309)	(105,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to note payable	-	-
Proceeds from Sale of Common Stock	-	-
Loan Receivable
Convertible loans payable	40,513
Liability for stock to be issued	-	-

Net cash provided by financing activities	40,513	-

CASH FLOWS FROM INVESTING ACTIVITIES
Atlant International Holding	(30,000)

Net cash provided by investing activities	(30,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(73,796)	(105,650)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	81,457	119,167

CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,661	$13,517

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Acquisition of Nova reverse merger subscription receivable	$(80,000)	$(80,000)
Acquisition of Nova reverse merger deferred compensation	$(75,727)	$(75,727)
Common stock issued for services	$97,714	$97,714

NEW LIFE SCIENTIFIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF March 30, 2006
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

On March 6, 2005, we entered into a strategic alliance with InvaPharm LLC, based in Malvern, Pennsylvania. InvaPharm LLC has expertise in drug delivery, development of pharmaceutical products, and is the holder of licenses for various pharmaceutical compounds, products and drug delivery systems.

NEW LIFE SCIENTIFIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 30, 2006
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
On February 23, New Life Scientific, Inc. (the “Company”) was informed by Eugene Zabolotsky that he had resigned as a director of the Company effective December 28

On February 27, 2007, the Board of Directors of the Company made equity grants to the following individuals for services performed:

Henry Val (CEO and director)	2,500,000 shares of Common Stock
Wieslaw Bochenek (Chief Scientific Officer and director)	2,000,000 shares of Common Stock
Peter Goodenow (VP, Clinical Operations)	500,000 shares of Common Stock

However after further consideration, Board reconsidered its decision and decided to hold it until later date, therefore no shares were issued based on latter decision.

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
AS OF MARCH 30, 2006
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
AS OF March 31, 2007
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

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31, 2007	March 31, 2006

Net Loss	(202,087)	$(103,855)
Weighted-average common shares outstanding (Basic)	51,620,540	31,298,356
Weighted-average common stock equivalents: Stock options and warrants	-	-
Weighted-average common shares outstanding (Diluted)	51,620,540	51,620,540

The Company has no options or warrants outstanding as of March 31, 2007, and no options or warrants have been granted to date, other than Cornell warrants.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1. “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFA No. 115, “Accounting in Certain Investments in Debt and Equity Securities.” EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending March 15, 2004. The Company believes that the adoption of this standard will have no material impact on its financial statements.

NEW LIFE SCIENTIFIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 30, 2006
(UNAUDITED)

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“FAS 153”). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS 153 is effective for non-monetary transactions in fiscal periods that begin after March 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

NOTE 3- DEMAND NOTE- RELATED PARTY

The Company has notes receivable due from two companies, PharmaTrials Ukraine, (PTU) and Biorigen USA, Inc. The funds, $418,516 were advanced to establish PTU operations in Ukraine, due to favorable economic conditions. Officers of PTU are also shareholders of the Company. The funds, $100,000 were advanced to BiorigenUSA, Inc., Joint Venture established to pursue certain biotech project with Biorigen Srl of Italy. The notes have no repayment terms and non interest-bearing. As of December, 2006, the total balance owed to the Company is $ 500,403. A provision for the potential that the amount may be uncollectible has been recognized as of December 31, 2006
NOTE 4 - Loans

Loans have been paid

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

NEW LIFE SCIENTIFIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 30, 2006
(UNAUDITED)

NOTE 5 - PROVISION FOR INCOME TAXES (CONTINUED)

At March 30, 2006, net deferred tax assets approximated the following:

Deferred tax asset	$(2,468,966)
Less: valuation allowance	((2,468,966)
Net deferred tax asset	$-0-

At March 31, 2007, the Company had deficits accumulated during the development stage approximating $ (2,468,966) available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

On February 23, New Life Scientific, Inc. (the “Company”) was informed by Eugene Zabolotsky that he had resigned as a director of the Company effective December 28

On February 27, 2007, the Board of Directors of the Company made equity grants to the following individuals for services performed:

Henry Val (CEO and director)	2,500,000 shares of Common Stock
Wieslaw Bochenek (Chief Scientific Officer and director)	2,000,000 shares of Common Stock
Peter Goodenow (VP, Clinical Operations)	500,000 shares of Common Stock

However after further consideration, Board reconsidered its decision and decided to hold it until later date, therefore no shares were issued based on latter decision.

NEW LIFE SCIENTIFIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 30, 2006
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

NOTE 8 - LITIGATION

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

As of March 31, 200, we had an accumulated deficit of $2,468,966 and expect additional operating losses in the future as we continue our research and development activities. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, patent-based royalties and manufactured product sales for us. As a result of our collaboration and other agreements, we have recognized no revenues for quarter ended march 31 2007.

As of March 31, 2007, we had $7,661 in unrestricted cash and/or cash equivalents. We believe that we will require additional capital. This belief is based, in part, on the assumption that we have completed and are planning to enter into various collaborations to accelerate our research and development programs which will provide us with additional financing. To the extent these collaborations do not proceed as planned, we may be required to reduce our research and development activities or, if necessary and possible, raise additional capital from new investors or in the public markets.

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

Results of Operations

Comparison of Results of Operations for the three month period ended March, 2006 and 2007

We generated no revenues for March 31, 2007 and $7232 during the three month period ended March 30, 2006..

For the three months ended March 31, 2007, we paid a compensation and related costs of $87,977 to team of executives compared to $0.00 for the three months ended March 31, 2006.

For the three months ended March 31, 2007, we incurred professional fees of $9,250 compared to $23,598 for the three months ended March 30, 2006. This was attributable to the fact that we had limited operations in the 2007 period, due to loss of the contract, but began to implement our business plan described herein during the later part of 2006 and 2007. Accordingly, we incurred professional fees in connection with our SEC filings.

General and administrative expenses were $51,951 during the three months ended March 31, 2007, compared to $ 87,490 during the comparable period in 2006. This decrease was primarily attributable to the fact that we had to do lots of due diligense in the 2006 period, but began to implement our business plan described herein during the later part of 2006 and 2007. For the three months ended March 31, 2007, we incurred travel expenses related to business development activities.

As a result, we incurred a net loss of $(202,087) for the three months ended March 31, 2007 or $.004 per common share as compared to a net loss of $103,855 or $.002 per common share during the comparable period in 2006.

Liquidity and Capital Resources

At March 31, 2006, we had cash of $ 7,661. Because we are not currently required to pay salaries to our officer/directors, management believes that we have the ability to continue operations through the foreseeable future. In the event additional funds are required to allow us to continue our operations, it is anticipated that these funds will be loaned to us by management, as it is doubtful that we will be able to obtain loans from any established financial institution. It is further anticipated that we will continue to incur expenses without corresponding revenues during the foreseeable future.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On May 5, 2006, we completed a financing agreement with Cornell Capital Partners, LP (“Cornell”) by signing a securities purchase agreement with them for a maximum of $1,050,000. The initial closing on May 5, 2006, was for financing of the principal amount of $350,000 for which we issued a secured convertible debenture. The second closing on March 6, 2006, was for $450,000 for which we issued a secured convertible debenture. Under the securities purchase agreement, we will receive the final payment of principal amount of $250,000 within two (2) days after this SB-2 registration statement is declared effective. At such time, we will issue a secured convertible debenture for such amount. Additionally, Cornell received warrants to purchase Nineteen Million (19,000,000) shares of our common stock. The secured convertible debentures are convertible into shares of our common stock at a rate equal to the lesser of (a) $0.16 or (b) ninety five percent (95%) of the lowest closing bid price of our shares of common stock during the twenty five (25) trading days immediately preceding the conversion date as quoted by Bloomberg, LP. The secured convertible debentures are secured by a lien on all of our assets and by all of the assets of our subsidiaries pursuant to a security agreement entered into with Cornell. Under the terms of the secured convertible debenture and the related warrants, the secured convertible debentures and the warrants are exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of callable secured convertible debentures or unexercised portions of the warrants) would not exceed 4.99% of the then outstanding common stock as determined in accordance with Section 13(d) of the Exchange Act.

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

No matter was submitted during the quarter ending March 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K/A

Form 8-K filed on March 1, 2007 in connection with the departure of Eugene Zabolotsky And authorization by the Board to issue shares to the executives of the Company.

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

Date:  May 21, 2007