Form 10QSB
period 2007-06-30
New Life Scientific, Inc.
filed 2007-08-14
CIK 1134011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☒   No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 10, 2007: 52,094,270 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information
New Life Scientific, Inc
Balance Sheet

ASSETS

	June 30, 2007	June 30, 2006

Current Assets
Cash and cash equivalents	$4,885	$404,457
Accounts Receivable	-	119,920
Prepaid - Laboratory	-	33,516
Prepaid - Financing Cost	47,500	-
Prepaid - Other	-	-
Demand note - related party net of allowance	-	539,244

Total Current Assets	52,385	1,097,137

Property, Plant & Equipment, Net	7,349	-

Investment - Atlan International Holding	105,000	-
Budesonite License, net of impairment	-	1,000,000

TOTAL ASSETS	$164,734	$2,097,137

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$290,125	$89,025
Payroll taxes payable	118,247	-
Convertible loans payable	881,013	800,000
Liability for stock to be issued	-	12,500
Loan from officer	79,505
Note Payable	-	35,000

Total Current Liabilities	1,368,890	936,525

Total Liabilities	1,368,890	936,525

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.001, 1,000,000,000 shares authorized and 51,620,540 shares issued and outstanding	$51,620	$51,620
Additional paid-in capital	1,862,819	1,862,819
Subscription receivable	(80,000)	(80,000)
Deferred compensation	(75,727)	(75,727)
Accumulated Deficit	(2,962,868)	(598,100)

Total Stockholders' (Deficit)	(1,204,156)	1,160,612

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$164,734	$2,097,137

New Life Scientific, Inc
Statement of Income

	YEAR TO DATE		THREE MONTHS ENDED
	6/30/2007	6/30/2006	6/30/2007	6/31/2006

INCOME	$-	$99,254	$-	$92,022

OPERATING EXPENSES
Depreciation and amortization	12,933	-	12,404	-
Compensation and related costs	121,493	165,646	33,516	-
Administrative expenses	155,320	175,792	91,157	165,646
Professional fees	60,250	93,360	5,000	88,302
Interest expense, Net	72,872		20,500
Bad debt expense	273,121	-	273,121	69,763
Total Operating Expenses	695,989	434,798	435,698	323,711

NET LOSS APPLICABLE TO COMMON SHARES	$(695,989)	$(335,544)	$(435,698)	$(231,689)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.013)	$(0.007)	$(0.008)	$(0.004)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	51,620,540	51,620,540	51,620,540	51,620,540

New Life Scientific, Inc
Statement of Cash Flow

	YEAR TO DATE

	6/30/2007	6/30/2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(695,989)	$(335,544)
Adjustments to reconcile net loss to net cash (used in) operating activities	-	-
Depreciation and amortization	12,933	-
Bad debt expense	273,121
Changes in assets and liabilities
Decrease (increase) in accounts receivable	62,656	(72,406)
Decrease (increase) in notes receivable - related party	-	(150,627)
Decrease (increase) in prepaid	50,391	(23,517)
Increase (Decrease) in accounts payable and accrued expenses	75,839	54,884
Increase in payroll taxes payable	46,458	-
Total adjustments	521,398	(191,666)

Net cash (used in) operating activities	(174,591)	(527,210)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from officer	79,505
Convertible loans payable	61,013	800,000
Liability for stock to be issued	(12,500)	12,500

Net cash provided by financing activities	128,018	812,500

CASH FLOWS FROM INVESTING ACTIVITIES
Atlant International Holding	(30,000)	-

Net cash provided by investing activities	(30,000)	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(76,573)	285,290

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	81,457	119,167

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,885	$404,457

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Acquisition of Nova reverse merger subscription receivable	$(80,000)	$(80,000)
Acquisition of Nova reverse merger deferred compensation	$(75,727)	$(75,727)
Common stock issued for services	$97,714	$97,714

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

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31, 2007	March 31, 2006

Net Loss	(695,989)	$(335,544)
Weighted-average common shares outstanding (Basic)	51,620,540	31,298,356
Weighted-average common stock equivalents:
Stock options and warrants	-	-
Weighted-average common shares outstanding (Diluted)	51,620,540	51,620,540

The Company has no options or warrants outstanding as of June30, 2007, and no options or warrants have been granted to date, other than Cornell warrants.

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

NOTE 3-   DEMAND NOTE- RELATED PARTY

The Company has notes receivable due from two companies, PharmaTrials Ukraine, (PTU) and Biorigen USA, Inc. The funds, $418,516 were advanced to establish PTU operations in Ukraine, due to favorable economic conditions. Officers of PTU are also shareholders of the Company. The funds, $100,000 were advanced to BiorigenUSA, Inc., Joint Venture established to pursue certain biotech project with Biorigen Srl of Italy. The notes have no repayment terms and non interest-bearing. As of December, 2006, the total balance owed to the Company is $ 500,403. A provision for the potential that the amount may be uncollectible has been recognized as of December 31, 2006

NOTE 4 - LOANS AND INVESTMENTS

The Company converted loan outstanding from Atlan International Holdings into 600,000 common shares of Atlan, said common shares currently trading at $.20 on the over the counter market.

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

NEW LIFE SCIENTIFIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 30, 2006
(UNAUDITED)

NOTE 5 - PROVISION FOR INCOME TAXES (CONTINUED)

At March 30, 2006, net deferred tax assets approximated the following:

Deferred tax asset	$(2,962,868)
Less: valuation allowance	((2,962,868)
Net deferred tax asset	$-0-

At June 30, 2007, the Company had deficits accumulated during the development stage approximating $ (2,962,868) available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

Dated: August 14, 2007