Form 10QSB
period 2007-09-30
New Life Scientific, Inc.
filed 2007-11-14
CIK 1134011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-32321
______________

NEW LIFE SCIENTIFIC, INC.
(Exact name of small business issuer as specified in its charter)
______________

Nevada	88-0440989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 West 34 Street, New York City, NY	10001
(Address of principal executive offices)	(Zip Code)

609-945-2238
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
Yes ☒    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 13 10, 2007: 54,620,586 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.   Financial Information
New Life Scientific, Inc
Balance Sheet

New Life Scientific, Inc Balance Sheet

ASSETS

	September 30, 2007	September 30, 2006

Current Assets
Cash and cash equivalents	$1,147	$268,336
Accounts Receivable	-	10,881
Prepaid - Laboratory	-	33,517
Prepaid - Financing Cost	35,625	83,125
Prepaid - Other	-	-
Demand note - related party net of allowance	-	618,516

Total Current Assets	36,772	1,014,375

Property, Plant & Equipment, Net	6,820	8,760

Investment - Atlan International Holding	105,000	75,000
Budesonite License, net of impairment	-	1,000,000

TOTAL ASSETS	$148,592	$2,098,135

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$340,125	$161,237
Payroll taxes payable	118,247	-
Convertible loans payable	898,513	820,000
Liability for stock to be issued	-	12,500
Loan from officer	87,100	-
Note Payable	-	-

Total Current Liabilities	1,443,985	993,737

Total Liabilities	1,443,985	993,737

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.001, 1,000,000,000 shares authorized and
54,620,586 shares issued and outstanding	$51,620	$51,620
Additional paid-in capital	1,865,819	1,862,819
Subscription receivable	(80,000)	(80,000)
Deferred compensation	(75,727)	(75,727)
Accumulated Deficit	(3,057,105)	(654,314)

Total Stockholders' (Deficit)	(1,295,393)	1,104,398

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$148,592	$2,098,135

New Life Scientific, Inc Statement of Income

	YEAR TO DATE		THREE MONTHS ENDED
	9/30/2007	9/30/2006	9/30/2007	9/30/2006

INCOME	$-	$175,767	$-	$-

OPERATING EXPENSES
Depreciation and amortization	1,587	-	529	-
Compensation and related costs	171,493	253,080	50,000	87,434
Administrative expenses	161,652	177,142	6,332	1,350
Professional fees	65,250	105,428	5,000	12,068
Interest expense, Net	117,122	31,875	32,375	31,875
Bad debt expense	273,121	-	-	-
Total Operating Expenses	790,225	567,525	94,236	132,727

NET LOSS APPLICABLE TO COMMON SHARES	$(790,225)	$(391,758)	$(94,236)	$(132,727)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.014)	$(0.008)	$(0.002)	$(0.003)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	54,620,586	51,620,540	54,620,586	51,620,540

New Life Scientific, Inc Statement of Cash Flow

	YEAR TO DATE

	9/30/2007	9/30/2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(790,225)	$(391,757)
Adjustments to reconcile net loss to net cash
(used in) operating activities	-	-
Depreciation and amortization	1,587	-
Bad debt expense	273,121
Interest expense accrual	-	20,000
Changes in assets and liabilities
Decrease (increase) in accounts receivable	62,656	36,633
Decrease (increase) in notes receivable - related party	-	(129,998)
Decrease (increase) in prepaid	74,141	(106,642)
Increase (Decrease) in accounts payable and accrued expenses	125,839	127,193
Increase in payroll taxes payable	46,458	-
Total adjustments	583,802	(52,814)

Net cash (used in) operating activities	(206,423)	(444,571)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment to note payable	-	(35,000)
Loan receivable	-	(100,000)
Loan from officer	87,100
Convertible loans payable	78,513	800,000
Additional paid-in capital	3,000	-
Liability for stock to be issued	(12,500)	12,500

Net cash provided by financing activities	156,113	677,500

CASH FLOWS FROM INVESTING ACTIVITIES
Atlant International Holding	(30,000)	(75,000)
Fixed Assets- Computer Equipment & Furniture	-	(8,760)

Net cash provided by investing activities	(30,000)	(83,760)
.

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(80,310)	149,169

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	81,457	119,167

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,147	$268,336

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Acquisition of Nova reverse merger subscription receivable	$(80,000)	$(80,000)
Acquisition of Nova reverse merger deferred compensation	$(75,727)	$(75,727)
Common stock issued for services	$97,714	$97,714

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
Currently Company is in process of obtaining financing and temporarily stopped its operations

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

The following is a reconciliation of the computation for basic and diluted EPS:
	March 31, 2007	March 31, 2006

Net Loss	(790,225)	$(335,544)
Weighted-average common shares outstanding (Basic)	54,620,586	51,620,540
Weighted-average common stock equivalents:
Stock options and warrants	-	-
Weighted-average common shares outstanding (Diluted)	54,620,586	51,620,540

The Company has no options or warrants outstanding as of September 30, 2007, and no options or warrants have been granted to date, other than Cornell warrants.

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

NOTE 3-   DEMAND NOTE- RELATED PARTY

The Company has notes receivable due from two companies, PharmaTrials Ukraine, (PTU) and Biorigen USA, Inc. The funds, $418,516 were advanced to establish PTU operations in Ukraine, due to favorable economic conditions. Officers of PTU are also shareholders of the Company. The funds, $100,000 were advanced to BiorigenUSA, Inc., Joint Venture established to pursue certain biotech project with Biorigen Srl of Italy. The notes have no repayment terms and non interest-bearing. As of December, 2006, the total balance owed to the Company is $ 500,403. A provision for the potential that the amount may be uncollectible has been recognized as of December 31, 2006

NOTE 4 - PROVISION FOR INCOME TAXES

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

NEW LIFE SCIENTIFIC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 30, 2006
(UNAUDITED)

NOTE 5 - PROVISION FOR INCOME TAXES (CONTINUED)

At March 30, 2006, net deferred tax assets approximated the following:

Deferred tax asset	$(3,057,105)
Less: valuation allowance	(3,057,105)
Net deferred tax asset	$-0-

At September 30, 2007, the Company had deficits accumulated during the development stage approximating $ (3,057,105) available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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
In July Company decided to settle the arbitration.

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

As of September 30, 2007, we had an accumulated deficit of $3,057,105 and expect additional operating losses in the future as we continue our research and development activities. Our development efforts and the future revenues from sales of these products are expected to generate contract research revenues, milestone payments, license fees, patent-based royalties and manufactured product sales for us. As a result of our collaboration and other agreements, we have recognized no revenues for quarter ended September 30 2007.

As of September, 2007, we had $1,147 in unrestricted cash and/or cash equivalents. We believe that we will require additional capital. This belief is based, in part, on the assumption that we have completed and are planning to enter into various collaborations to accelerate our research and development programs which will provide us with additional financing. To the extent these collaborations do not proceed as planned, we may be required to reduce our research and development activities or, if necessary and possible, raise additional capital from new investors or in the public markets.

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

Currently Company had to suspend operations, pending financing

Invamed Pharma Inc. (Invamed)

Invamed Pharma is involved in internal drug development and seeking the acquisition of pharmaceutical products that have a fundamentally proven market potential or offer market expansion opportunity. In the case of the current study, a starch capsule budesonide formulation, a proprietary, patent protected delivery system provides colonic targeted delivery of the active compound. This offers local colonic steroid activity with minimal systemic steroid impact, which is believed to provide a much more potent dosage to the patient in the area of the colon where it is needed most with minimal side effects. The use of starch as capsule material offers significant advantage over the existing capsule technologies. Thus, gelatin capsules a) carry a risk of bovine spongiphorm encephalopathy (BSE or mad cow disease); b) they cannot be coated - thus no targeted delivery; c) become brittle in dry environment; d) cross linking of protein occurs with an associated impairment of capsule break-up and release of drug over time  in that they are much more rigid than gelatin capsules. Other type of commonly used capsule, based on HPMC (hydroxyl propyl methyl cellulose) technology does not coat well and cannot be coated using commonly available tablet coating equipment. Starch capsules are rigid, dissolve in the gastrointestinal tract predictably, can be coated easily to provide desirable dissolution characteristics (targeted dissolution and drug delivery), are GRAS (Generally  Recognized as Safe - FDA term), and have smooth surface (no seam) and thus can be coated using any tablet coating equipment. Our license of the starch capsule technology allows us to use for two additional applications of this attractive technology or for out-licensing it to other companies. Invamed has selected one more licensing products currently in phase II clinical trials and is pursuing its own development of three additional compounds, currently in preclinical stage of development. Currently Company had to suspend operations, pending financing

Novo Life Scientific

Novo Life Scientific of the Ukraine, which became our wholly owned subsidiary on May 5, 2005, holds certain licensing agreements with the Institute of Molecular Biology and Genetics of the Ukrainian Academy of Sciences.

Results of Operations

Comparison of Results of Operations for the three month period ended March, 2006 and 2007

We generated no revenues for September 30 2007 and $175,767 during the three month period ended September 30, 2006..

For the three months ended September 30, 2007, we paid compensation and related costs of $0.00 to team of executives compared to $0.00 for the three months ended September 30, 2006.

For the three months ended September 30, 2007, we incurred professional fees of $5,000 compared to $87,434 for the three months ended September 30, 2006. This was attributable to the fact that we had limited operations in the 2007 period, due to loss of the contract, but began to implement our business plan described herein during the later part of 2006 and 2007. Accordingly, we incurred professional fees in connection with our SEC filings.

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

As a result, we incurred a net loss of $(94,236) for the three months ended September 30, 2007 or $.002 per common share as compared to a net loss of $(132,727) or $.003 per common share during the comparable period in 2006.

Liquidity and Capital Resources

At September 30, 2006, we had cash of $ 1,147. Because we are not currently required to pay salaries to our officer/directors, management believes that we have the ability to continue operations through the foreseeable future. In the event additional funds are required to allow us to continue our operations, it is anticipated that these funds will be loaned to us by management, as it is doubtful that we will be able to obtain loans from any established financial institution. It is further anticipated that we will continue to incur expenses without corresponding revenues during the foreseeable future.

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

In July of 2007 Company settled ther arbitration with AVI.

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

Company was advised of being in default on its agreement with Cornell Capital Partners, LP.

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

Dated: November 14, 2007