Form 10KSB
period 2007-12-31
Applied Wellness Corp
filed 2008-04-15
CIK 1134011

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

☐ Transitional Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2007

Commission File No. 0-32321

APPLIED WELLNESS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	000-32321	88-0440989
(State or other jurisdiction	(Commission	(I.R.S. Employer
of incorporation)	File Number)	Identification No.)

7710 Balboa Ave, Suite 323, San Diego, CA	92111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	866-522-5262

New Life Scientific, Inc.
Former name or former address, if changed since last report

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under to Section 12(g) of the Exchange Act:
Common Stock
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer’s revenues for its most recent fiscal year: $735,704

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 31, 2008: $414,586.24.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2008, there were 51,620,586 (pre-reverse) shares of the Company’s common stock issued and outstanding.

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

In March 2005, we issued two promissory notes in the amount of $120,000 ($60,000 each) to MBA Investors and Power Network. The notes bear interest at 8% per annum, are unsecured and are due on March 11, 2007. Under the terms of the notes, interest is payable semi-annually commencing six months after the dates of the notes. Payment of the outstanding principal balances of the notes shall commence on August 1, 2005 in 20 consecutive monthly payments until paid in full. At the note holders' option, each note payable is convertible into common stock at a conversion price of $.015 per share or an aggregate of 8,000,000 shares of common stock. This amount was recorded as deferred financing costs and amortized over the life of the notes. The notes have been converted in full.

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

On June 16, 2005, we elected and appointed new officers and directors. Wieslaw J. Bochenek, M.D., Ph.D., F.A.C.P. was elected to our board of directors and also was appointed as our President. Eugene Zabolotsky, was elected to our board of directors and was appointed as corporate secretary. Dr. Bochenek provides strong leadership and experience to us, including fifteen years in the pharmaceutical industry with prior academic, clinical and basic research experience in the therapeutic areas of gastroenterology, diabetes, lipids, and osteoporosis. Dr. Bochenek also has an appointment as an Adjunct Clinical Associate Professor of Medicine at the Division of Gastroenterology, University of Pennsylvania, Philadelphia, Pennsylvania. Dr. Bochenek's previous positions range from Associate to Senior Director of Drug Development, including; developmental strategies from pre-clinical through NDA submission; supervision of the conduct of clinical projects (Phase II - IIIb) domestic and international and close interaction with drug discovery and pre-clinical drug development. Mr. Zabolotsky's career includes positions as Director of Business Development at PharmaTrials International, a clinical research organization specializing in the management of clinical research programs for the pharmaceutical, biotechnology, and medical device industry; Director of Business Development at EZMED Inc., a consulting company that provides business services to healthcare companies ranging from medical group practices to start-up biotechnology companies seeking to introduce products or services to the marketplace; and, various positions in the sales and marketing divisions of Searle Pharmaceuticals, Monsanto, Pharmacia Corporation and Pfizer Inc.

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

On Nov 29, 2006 — we retained vFinance Investments, Inc., a subsidiary of vFinance, Inc., to provide a broad range of investment banking, strategic and financial advisory services to Biorigen USA, a joint venture of New Life Scientific, Inc. and Biorigen Srl, an Italian biotechnology company. V Finance has been since terminated.
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

On January 14, 2008, the Company executed and closed an agreement to purchase all the outstanding shares of EBR Wellness Products, Inc from Energy Balance Resources, Inc. (“EBR”) The purchase price for all the outstanding shares of EBR Wellness Products Inc, is 11,250,000 shares of common stock with earn out provisions providing for the issuance of an additional 33,750,000 shares of common stock over a period of 24 months.

EBR is a distributor for non-invasive, integrative wellness products. Its target market has been healthcare practitioners in the US, Canada and Western Europe for devices and consumable products since its inception. The primary product line has been low level energy devices that target the restoration and optimization of the nervous system to its optimal state. More information about EBR is provided elsewhere in this report.

On January 14, 2008, the company entered into a registration rights agreement with Dr. Richard Amy, the majority shareholder of Energy Balance Resources which provides for piggyback registration rights of the securities issued in connection with the acquisition of EBR Wellness Products, Inc.

On Feb 26, 2008, we undertook 1 for 50 reverse split and name change to Applied Wellness Corporation

On March 24, 2008, James W. Fuller and Peter Umbrianna, Jr. were appointed to the board of directors of New Life Scientific, Inc. (the "Company").

On March 24, 2008, Henry Val resigned as the Chief Executive Officer of the corporation. His role as Chief Executive Officer will be taken over by Dr. Richard Amy, who currently serves as the corporation's president.

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

PharmaTrials International as CRO has a number of competitors primarily large international contract research organizations such as Quintiles, Covance, Pharmanet, PPD an others. Contrary to our competitors, we concentrate our activities in a few countries of Central/Eastern Europe where we established strong relationships particularly with the leading institutions. Our particular strength is the ability to conduct studies in hospitalized patients which is difficult in the US and the countries of the Western Europe with well established relationships and the ability to move quickly through the regulatory processes
With respect to the activities of conducted through our acquisition of Energy Balance Resources we compete in the marketplace for therapeutic goods with a variety of competitors ranging from small, poorly funded competitors to much larger competitors who have a much stronger financial profile than we do.

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

Employees

We presently have 1 full time employee, which is Dr. Richard Amy, our President and CEO.

EBR Business

Our Energy Balance Resources, Inc. (“EBR”) subsidiary distributes devices for non-invasive therapeutic applications based on the latest advances in the field of ionic therapies.

The EBR product line is most commonly classified as “ionic devices” or “cellular cleanse” devices. The devices are easily portable. They are light enough to be transported to different locations to serve demonstration and or practitioner/patient needs.

The devices have a variety of uses. Results are most objectively quantified for joint and muscle dysfunction. After one treatment session, patients can often be shown objective change for range of motion and muscle strength comparing pre and post results. Patients who have had trouble moving either their feet, legs, arms, hands, or fingers can appreciate obvious improvement after treatment.

Wide ranges of applications for the device line prove effective and safe for many types of ailments. Clinical claims by practitioners regularly using the EBR product line include dramatic improvements for: skin rashes; foot fungus, migraines; diabetic ulcers; circulation disorders; rapid wound healing; burn tissue regeneration; autism, general nerve disorders; cellular detoxification; chemo-therapy and radiation side effect reduction; allergy symptom reduction and much more.

Based on proven principles of Iontophoresis commonly taught in medical schools and from a collection of significant clinical data, the current “next generation” of Iontophoretic devices such as the EBR product line can be used for a large range of varying medical conditions.

EBR’s products are high quality devices which are simple to use. Treatments can be administered by a variety of diverse healthcare practitioners, spas, salons and others both throughout the U.S. and abroad. They can also be self administered by patients themselves at practitioner offices. The Company is continually receiving high praise from a continual growth in referrals and through unsolicited testimonials from clients who have experienced sessions. Patients have written in that they have found the treatments to be rewardingly satisfying, amazingly quick, and very gentle. Thankful chronic patients insist that the treatments allow them to enjoy a much more normal life. Many of these impressive claims for a wide range of patient improvement from practitioners continue to be posted on the Company’s website as they come in. A large number of the actual testimonials from satisfied patients themselves can also be found online at the Company’s website, www.4ebr.com. Some patients observed that previously the only methods that helped their discomfort were narcotics or drugs until they received treatment from EBR devices.

Practitioners have claimed that the Company’s technology has provided a missing link in their patients’ healing. They have detoxified patients from heavy metals and other toxins-including chemotherapy following cancer treatments.

The therapeutic devices use low energy direct current in a pulsed fashion to create a range of molecular activities within the cells of the body. The EBR device product line creates electromagnetic ionic forces in salt water (or some other aqueous conductive solution). These ionic charges transfer energy through the skin and into the body. These non-invasive and relaxing wellness treatments result in symptomatic and objective physiological changes.

Comparatively, we believe the EBR devices are superior to competing devices in several aspects. The current product line of EBR devices consists of two, battery driven low voltage therapeutic devices … the CCT Platinum and the CCT Gold. A more detailed description of these products are set forth below and may be found on the Company’s website.

First, the devices are battery powered with dual long life rechargeable batteries built in. This factor differentiates EBR devices from the more typical, burdensome devices of all of its primary competitors. This is not only an important safety consideration but also a mobility feature as well. A battery power source is more therapeutic as it delivers more consistent and less fluctuating current into the body on a more bio available energy level. This results in no spikes or inconsistencies with the therapy which can be counter productive. Also, the dual battery configuration is different than any competitor as it creates the most consistent treatments from the beginning of a battery charge to the end of that charge cycle. This means each and every patient gets the same advantage as opposed to competitors that vary dramatically from the first treatment on a new charge to the last. Because direct current generates the needed electro-magnetic ionic field for therapy, it is critical that it be consistent for optimal results.

Second, EBR devices deliver both negative and positive ions changing its delivery back and forth. Brief pulses are delivered with a subsequent reversal of charge, which does not allow the body to adapt and permits deeper penetration to remove toxins. Unlike any other competing device, the EBR CCT product line allows for dual arrays in separate or same foot or hand baths. This generates twice the ion field so treatments potentially have considerable more penetration. Also, the CCT Platinum has the ability to deliver treatments for different body types (larger, medium or smaller body types)—to our knowledge, no other competitor has such ability at this time.

The preferred method for treatment delivery amongst Practitioners is to use the feet as the conduit for the ionic therapy (or medium of exchange). In addition to having the largest pores in the body, the feet are easily accessible. They have a larger surface in a relatively small area for ion transfer. Theoretically, specific areas of the body such as the foot, ankle, lower leg and knee as well as upper extremities like the elbow, forearm and hand could be used. As additional consideration, the feet along with the hands contain important (meridian points) which according to Asian Medicine has profound effects throughout the body.

These devices use a combination of direct current frequency pulsations through a salt based aqueous solution facilitated through a metallic array to deliver multi-modal and systemic therapeutic affects.

Another recent advancement made only by EBR is with the disposable commodity known as the ionic array. Although necessary for this type of treatment by all competing devices, the EBR array contains silver as well as traditionally used metals. Silver has been shown over many years to be a very strong antiseptic as well as therapeutic agent in its own right. This array technology is superior to any of its competitors.

Unlike most other low-level energy devices, the EBR ionic therapy uses an aqueous salt solution through the feet. This approach is quite different and revolutionary as compared to other low-level energy devices that use disposable pads or require messy gels or wraps. An example of other low energy direct current devices that do not use aqueous foot bath mediums are: TENS (Transcutaneous Electrical Nerve Stimulation), low and medium wave electrical stimulation, traditional iontophoresis and ultra-sound. Other modalities in the low energy medical equipment space include devices without electrodes such as: infrared, diathermy and cold lasers.

In general, as a category of biotech devices, low-level energy therapy devices have predominantly gained their acclaim in dampening patient’s pain on a symptomatic basis. This result is also true for EBR devices. Specifically, spinal and joint pain applications have been the most prevalent use. Clinical claims from a wide range of practitioners as well as growing multitudes of pleased patients have highly supported the EBR product line as compared to others. EBR believes that much of this success is because of ongoing customer support and education provided by the Company. Additionally, product support and product warranty at EBR far surpass that of any other competitor.

For the EBR device as well as some of its immediate competitors, the feet as opposed to other areas of the anatomy are used as the primary treatment point for the transfer of the ionic current into the body. The positive effects of this therapy do not tend to be hindered in any way by using the feet only. Certainly, in certain cases performing the therapy through the hands or other body parts are more logical. Conditions such as rheumatoid arthritis or carpal tunnel tend to affect the upper extremities more than other areas of the body. In these cases the hands are the preferred treatment site and as a consequence are immersed in the salt water as opposed to the feet.

Overall, the feet provide the easiest and most logical place for treatment. They have the largest skin pores of the body. They are at a gravity advantage for heavy metal accumulation. The easiest access to a large concentration of toxins to discharge is usually located within the feet. As a simple fact, any part of the body can be used for the therapy. The bottom line is that the clinical results speak for themselves as thousands of testimonials continue to flood the EBR offices both from practitioners as well as patients.

For new patients it is suggested that prior to a treatment session that simple objective tests by the practitioner be performed. These simple test results would then effectively demonstrate progress from each subsequent therapy session. The same methods used to demonstrate to patients the ongoing efficacy of individual treatments are the same tactics used to sell practitioners on acquiring new devices.

Most EBR devices are sold in a continuing education setting. Practitioners are taught how to educate their patients using objective diagnostics. Demonstration and supporting information as well as instructional DVD’s are made available to optimize patient benefit and practitioner facilitation. This informed distribution format allows for fast, professional practitioner acceptance for the devices as a heightened standard for care. In the Company’s business model, educated, satisfied patients tend to act as referral centers for substantial amounts of new business both for EBR and other practitioners. Much of this has resulted in the current demand for new device product sales, which EBR has been catering to. EBR has made no effort to solicit additional sales from its extensive client list at this time because referral demand is beyond current inventory stocks.

Part of the attraction for new sales is that these devices are non-invasive and not painful in anyway. As a matter of fact, most patients report little or no sensation during treatment. What’s more is that no patient has ever suffered a statistically, valid side effect. However, EBR suggests that the device not be used for people who have pace makers, suffer from epileptic seizures, or are on any anti-psychotic medications. It is also not recommended for women who are pregnant or lactating.

THERAPY

A short description of the therapy is relatively simple. A plastic lined hard plastic basin is filled with a warm aqueous solution of sodium chloride (usually table salt). A metallic “array” is placed in the aquatic basin. It is connected by wire to the EBR control device. The EBR arrays consist of copper, silver, iron and zinc around a plastic core. The controller device is pre-programmed for up to a 24-minute session of both positive and negative cycles, powered by twin rechargeable batteries contained within the device. Batteries generally last 15-20 sessions before requiring recharging by 110a/c wall plug. The Company’s devices do not work from a/c wall sockets which differentiates EBR from their competitors’ devices . Converting alternating current to direct current is not pure/consistent and also can pose a potential shock danger.

The combination of low voltage direct current in the mili-amp range creates a break down of the metallic array resulting in the release of ions into the solution while also creating a magnetic field that can facilitate ionic transfer from body pores to water and vice versa. Detailed scientific quantification is readily available in the scientific literature concerning Iontophoresis and its principles for delivery from solution through the skin and reverse. EBR has water analysis reports showing toxic metals that have been removed from the body into the water.

During a therapy session, the patient places the extremities such as the ankle and foot areas or hands in a stand-alone plastic lined container of warm aqueous sodium chloride. The initial clear color of the solution subsequently changes. This striking color change, takes place as a primary consequence of metallic array break down. However, water color varies from session to session and from person to person. The tone and characteristic of the change in hues, colors and surface residues will depend on what the body discharges. To interpret the water color output as belonging to a particular organ detoxifying itself is improbable. Diverse metals and toxic substances work their way into the body as a consequence of exposures to every day living. This includes items too long to list but a sample would include: exhaust fumes from cars, pesticides, fertilizers, water pollutants, dust, cleaning chemicals, perfumes, soaps, deodorants, second or first hand cigarette smoke and more. Patient histories reveal that these substances can include such toxic metals as lead, mercury, cadmium, uranium and aluminum. Even minute amounts can have devastating effects on one’s internal organs and cells. The skin is often a good indicator of toxins within the body.

Whether purging toxins or stimulating the internal cells of the body, electrical therapy from an EBR device does not cause pain or discomfort. On rare occasions, patients may feel a slight twinge or tingling sensation. Generally patients report no sensations during a treatment session. Similar to most therapeutic types of treatments, patients require numerous sessions over a period of time for optimal results. Many patients have reported benefits instantaneously after just one treatment. Experience has shown that consistent treatments offer a more powerful cumulative effect and are much longer lasting when done on a regular or periodic basis.

Immediately after a treatment session many patients report a heightened and tranquil mental clarity. Objectively, immediate changes of increased strength and normalized mobility occur. In cases of swollen fingers and joints, improvement can be noticed by patients when just 30 minutes before were reported to be stiff.

In a related therapy classified as Iontophoresis, the literature and current uses well document the ability for needless drug delivery through an aqueous solution using electricity. The therapy is taught in mainstream medical schools as part of required curriculum. Skeptics who have not researched the technology are confused by the new and improved delivery system as used in the EBR devices. Common sense would dictate that if a medication was driven into the body using a traditional Iontophoresis device creating a systemic effect, that the same could also be true for the EBR product line. In the case of the EBR product line, the primary intent is to drive therapeutic ions into the body and remove toxic ones.

TARGET TREATMENTS

Although there can be no formal medical treatment claims in the U.S. at this time per FDA rules, other clinical data has shown significant benefits for a multiplicity of disorders. Electro-magnetic charges can be used for a broad variety of sometimes difficult to treat conditions. Additionally, while there are many drugs to treat a wide range of disorders, discomfort or to ward off pain, some people do not respond or cannot tolerate the side effects. Some of the best results reported have been with:

Pain reduction; Head, Neck, Shoulder, Low back, Carpal Tunnel, and Feet

Degenerative Joint Disease;

Arthritic symptom improvement;

Circulatory benefits;

Reduction of Tingling and Numbness in Hands and Feet

Reduced inflammation and recovery time from Athletic and non-Athletic Injury

More restful and improved sleeping patterns;

Reduction of allergic symptoms and asthmatic attacks;

Resolution of acne, Foot Fungus and other skin conditions;

Cold and flu resolution;

Detoxification;

Facilitation of removal of heavy metals from the body;

Attention deficit progress for autistic children;

COMPETITON

There are a number of biotech device competitors in the same sector as EBR. What separates the EBR product line from the other competing devices are the Company’s unique applications. These include the highly mobile, battery powered controller; the superior array; and the educational platform that that management employs to educate and sell to new practitioners. Dr. Amy is a leading expert in his field. He has gathered a superior, group of scientific advisors. The scientific efficacy for EBR devices specifically serves as a further advantage compared to all other competitors.

EBR estimates that there are approximately 15-20 manufacturers using a somewhat similar, yet (we believe) inferior technology to the EBR devices. Many concentrate their diverse treatments to other parts of the body than the feet or use, heavy, unwieldy devices. Since all the companies in this field are private, there are no exact financial records available for direct competitors in this space. EBR was certainly not the first, but we believe that it has the most competitive and versatile product line in the market.

Some of the devices of competing companies are more difficult to use than the devices of EBR. The most commonly accepted delivery method for conventional Iontophoresis requires significant practitioner time. The economics for this type of treatment are generally not overly attractive. This is diametrically opposed to the EBR device line as they are easy to use, don’t require much if any practitioner time, and often have an economic return on investment of just a few short months or even weeks. Different kinds of stimulatory devices are used for patients with the varying symptoms.

As mentioned, management of the Company fully realizes that current competition in the readily accessible public domain does not exist but that additional competitors may surface in the future.

Presently, in the ionic drug delivery field, which EBR has so far not entered, the main publicly listed, most similar “competitor” is IOMED, Inc. (IOX), listed on the AMEX, based in Salt Lake City, Utah. This Company was incorporated in 1974 as Motion Control, Inc. and changed to its current name in 1987 and assumingly its business to that of Iontophoretic drug delivery. There is no question that IOMED can be considered as a potential direct competitor as its business summary states that it is “involved in the development, manufacture and marketing of drug delivery systems used primarily to treat acute local inflammation in the physical and occupational therapy and sports medicine markets. It offers iontophoresis technology primarily for transdermal drug delivery … and single use, disposable active transdermal patch kits.” EBR devices presently are not used for this function.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real property at this time and have no agreements to acquire any such real property. Our principal place of business is located at 7710 Balboa Ave, Suite 323, San Diego, CA 92111. It is anticipated that these arrangement will be suitable for our needs for the foreseeable future. Our telephone number is 609-720-0225 and facsimile number is 866-522-5262. We neither own nor lease any other properties.

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

Both of these actions has been settled and currently no further action is anticipated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a) Market Information. Our common stock commenced a quotation on the OTC Bulletin Board in December 2001. As of March 31, 2008, the price of our common stock was $0.32. Our trading symbol is AWLL. Our securities are deemed to be a “penny stock.” The Securities and Exchange Commission had adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:
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

	Bid Price
Quarter Ended	High	Low

March 2007 (1)	$1.75	$1.25
June 2007 (1)	$1.45	$0.26
September 2007 (1)	$0.49	$0.25
December 2007 (1)	$0.47	$0.10

March 2006	$0.25	$0.15
June 2006	$0.20	$0.065
September 2006	$0.075	$0.02
December 2006	$0.05	$0.02

March 2005	$5.568	$0.918
June 2005	$3.864	$1.545
September 2005	$2.50	$0.955
December 2005	$1.136	$.0255

March 2004	$1.40	$0.525
June 2004	$3.815	$1.05
September 2004	$12.566	$1.365
December 2004	$8.75	$3.50

(1) adjusted to reflect 1 for 50 reverse split

(b) Holders. As of March 31, 2008, there are 166 holders of our Common Stock, not including those persons who hold their shares in “street name” holding 88,578,700 pre reverse (1,771,574 post reverse) shares of our common stock.

(c) Dividends. We have not paid any dividends on our shares of common stock. We do not foresee that we will have the ability to pay a dividend on our shares of common stock in the fiscal year ending December 31, 2007. There can be no assurances that a dividend will be issued even if a merger or acquisition is so consummated.

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

RESULTS OF OPERATIONS

Revenue. Total revenue for the year ended December 31, 2007 (the "2007 Period") and December 31, 2006 (the "2006 Period") was $735,704and $368,398, respectively. Our revenue growth was due to the new contracts to conduct clinical trials that the Company entered into during the year and consisted of service and professional fees pursuant to our clinical research service agreements. With respect to revenue growth in the 2007 Period, the growth was as a result of the activities of EBR Wellness Products, Inc.

General and Administrative Expenses. General and administrative expenses for the 2007 Period decreased to $ 185,928 from $ 260,517 during the 2006 Period. During the 2007 and 2006 Period, the Company employed approximately 4 employees in administrative functions.. The difference in general and administrative expenses primarily results from less general overhead as the company began to wind down its scientific endeavors and began to focus on the business activities of Energy Balance Resources, Inc.

Legal and Accounting Expenses. Legal and accounting fees for the 2007 Period were $43,123 compared to $132,776 in the 2006 Period. In 2007 Period, we incurred less legal fees in the 2007 Period as the 2006 Period had a period of significant expenditures on legal fees relating to patent filings and corporate financing.

Interest Expense. Interest expense for the 2007 Period significantly increased to $154,227 from $43,750 during the 2006 Period. The increase was primarily due to additional funding to finance operations through the issuance of promissory notes and convertible debentures that resulted in higher interest expense compared to 2006 Period. In addition, the Company was required to file a registration statement, which was filed on August 10, 2006, and than withdrawn on February 22, 2007.

As a result of the foregoing, the Company incurred a net loss of $750,829 or ($0.01) per share during the 2007 Period, as compared to a net loss of $2,004,322 or $(0.039) per share during the 2006 Period.

Liquidity and Capital Resources

At December 31, 2007, our principal source of liquidity was proceeds from convertible debentures and cash received from customers pursuant to its clinical research agreements. The Company’s future liquidity requirements will depend on a number of factors including, among other things, the timing and level of its sales volumes, the cost of its development and production efforts, the success and market acceptance of its future product releases, and other related items. Historically, the Company has financed its operations with proceeds from the sale of its common stock, the issuance of convertible debentures, and loans from its officers, directors and shareholders. The following table sets forth the amount of funds received for the periods indicated:

Liquidity and Capital Resources	2007		2006
Sale of Common Stock	$		$610,000
Sale of Convertible Debentures, net		25,000
Loans and Contributions from officers and shareholders		0
Short Term Loans			35,000
		$25,000	$645,000

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2007 consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about our ability to continue as a going concern.

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

The Company feels that it will be able to improve is prospects by focusing management’s energy on the sale of the therapeutic items sold by the EBR Wellness Products subsidiary.

FINANCING ACTIVITIES

The Company continues to seek new working capital financing to expand its business activities. In addition, the Company may also attract new equity or debt financing to fund the expansion of its operations and possibly retire some of its existing debt. The Company anticipates raising funds from private equity and debt financing. There can be no assurance that we will be successful in obtaining sufficient capital to fund our working capital requirements on terms acceptable to us, or at all. In addition, the sale of additional securities could result in dilution to our current stockholders. If we are not successful in raising sufficient capital we may not be able to continue our business.

The Company's ability to meet its operating requirements depends upon its ability to generate financing and additional recurring revenues from the clinical trials to customers and from external financing sources. The Company cannot guarantee it will develop profitable operations prior to utilizing all of its current available financial resources.

The Company estimates that its monthly operating costs throughout 2008 will decrease due to resignation of Henry Val and Dr. W. J. Bochanek as President and CSO of the Company. In addition, the Company intends to suspend payroll payments until it achieves sufficient revenues and/or raises sufficient financing to continue its operations. If the Company is unable to generate sufficient revenue during 2008 and it does not receive sufficient working capital from external financing activities in a timely manner, the Company may be forced to curtail, downsize or cease its operations.]

Management's strategy to address the $1,280,772 of current liabilities reflected in the consolidated balance sheet as of December 31, 2007, during the next 12 months includes, among other things, a plan whereby our management is working with its current financiers to jointly affect a planned reduction of all outstanding debts of the Company through a Settlement Agreement and possible refinancing. As of November 30, 2007, Management has started to create a series of plans to act on these strategies that the Company's board will consider in the best interest of its shareholders before implementation. Management anticipates concluding a working plan before the end of the Company's second quarter 2008.

Beyond that arrangement, , management continues to implement its overall corporate strategy, and continues to seek more favorable long-term debt and equity financing to effect the re-organization of the Company's current long-term financing arrangements. Management anticipates providing its board of directors with a plan for review and approval before the end of the Company's second quarter 2008. In addition, management continues to evaluate the viability of divestiture opportunities for some of the Company's non-core assets for value in the form of partnerships, licenses, third party marketing or sale for cash. A market sector of the Company's business continues to experience growth with respect to pharmaceutical and biotech drug development. Management continues to focus on its clinical trials services because of its greater revenue opportunity with less associated costs with respect to its marketing and overall implementation.

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

General Business Plan

Our initial focus was to develop additional business for our subsidiary, PharmaTrials International, Inc, a Florida corporation (“PTI”). PTI provides services in the areas of clinical and market research as well as regulatory support to pharmaceutical clients and other Contract Research Organizations (CROs). PTI assists pharmaceutical, biotechnology, and medical device companies with management for their clinical research programs. A CRO is a company that is contracted to perform all or part of a sponsor's clinical trials and other drug development tasks. This might include the design, monitoring and management of trials, the analysis of results, and other specialty duties that drug developers do not have the capacity to perform efficiently.
PTI has headquarters in Princeton, New Jersey and Poland. It possesses CRO experience and offers pharmaceutical industry research services such as conducting clinical trials Phases I through IV as well as regulatory research and marketing support in the U.S., Poland, and other European countries.. PharmaTrials and its employees have a track record of successfully completed studies of prescription and over-the-counter pharmaceutical products and medical devices and new drug application (NDA) submissions worldwide.

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

While our historical focus has been our PTI operation, we believe the future growth of the Company will come through the sales of therapeutic devices developed by our EBR subsidiary. Accordingly, we expect to divest our PTI subsidiary at some point in time.

Liquidity and Capital Resources

At December 31, 2007, we had cash of $1,031. Because we are not currently required to pay salaries to our officer/directors, management believes that we have the ability to continue operations through the foreseeable future. In the event additional funds are required to allow us to continue our operations, it is anticipated that these funds will be loaned to us by management, as it is doubtful that we will be able to obtain loans from any established financial institution. It is further anticipated that we will continue to incur expenses without corresponding revenues during the foreseeable future.

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

Details regarding our use of these policies and the related estimates are described in the accompanying consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007 and 2007. During the year ended December 31, 2007, there were no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

Inflation

Although management expects that our operations will be influenced by general economic conditions once and if we implement our new business plan of engaging in a business combination and we commence generating revenues, we do not believe that inflation had a material effect on our results of operations during the fiscal year ended December 31, 2007.

Off-Balance Sheet Arrangements

We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

NEW LIFE SCIENTIFIC, INC.
(FORMERLY NEVADA HOLDING GROUP, INC.)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Pages

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet	F-3

Statements of Operations	F-4

Statements of Changes in Shareholders’ Deficit

Statements of Cash Flows	F-5

NOTES TO FINANCIAL STATEMENTS	F-6 to F-11

Larry O'Donnell, CPA, P.C.

Telephone (303) 745-4545 Fax (303) 369-9384
2228 South Fraser Street Unit I
Aurora, Colorado 80014
Email larryodonnellcpa@msn.com
www.larryodonnellcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Applied Wellness Corporation

(formerly New Life Scientific, Inc.)

I have audited the accompanying consolidated balance sheets of Applied Wellness Corporation (formerly New Life Scientific, Inc.) as of December 31, 2007and 2006, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Wellness Corporation (formerly New Life Scientific, Inc.) as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $2,892,709 at December 31, 2007. Additionally, for the year ended December 31, 2007, the Company net loss of $750,829. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Larry O'Donnell, CPA, P.C.

April 8, 2008

Applied Wellness Corporation
Balance Sheet

	New Life	EBR	Applied Wellness Corporation

	December 31, 2007	December 31, 2007	December 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$967	$64	$1,031	$81,457
Accounts Receivable	-	13,803	13,803	335,777
Prepaid - Laboratory	-		-	33,517
Prepaid - Financing Cost	23,750		23,750	71,250
Prepaid - Other	-	-	-	5,000

Total Current Assets	24,717	13,867	38,584	527,001

Property, Plant & Equipment, Net	6,291	-	6,291	8,407

Investment - Atlan International Holding	105,000	-	105,000	75,000
Budesonite License, net of impairment	-	-	-

TOTAL ASSETS	$136,008	$13,867	$149,875	$610,408

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$168,485	$13,767	$182,252	$214,286
Payroll taxes payable	118,247	-	118,247	71,789
Convertible loans payable	905,513	-	905,513	820,000
Liability for stock to be issued	-	-	-	12,500
Loan from officer	74,760	-	74,760	-

Total Current Liabilities	1,267,005	13,767	1,280,772	1,118,575

Total Liabilities	1,267,005	13,767	1,280,772	1,118,575
STOCKHOLDERS' (DEFICIT)
Common stock, par value $.001, 1,000,000,000 shares authorized and 54,620,586 shares issued and outstanding	$54,620	$100	$54,720	$51,620
Additional paid-in capital	1,862,819	-	1,862,819	1,862,819
Subscription receivable	(80,000)	-	(80,000)	(80,000)
Deferred compensation	(75,727)	-	(75,727)	(75,727)
Accumulated Deficit	(2,892,709)	-	(2,892,709)	(2,266,878)

Total Stockholders' (Deficit)	(1,130,997)	100	(1,130,897)	(508,166)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$136,008	$13,867	$149,875	$610,408

Applied Wellness Corporation
Statement of Income

	New Life	EBR	Applied Wellness Corporation
	12/31/2007	12/31/2007	12/31/2007	12/31/2006

SALES	$-	$735,704	$735,704	$368,398

COST OF GOODS SOLD	-	738,153	738,153	$-

GROSS PROFIT	-	(2,449)	(2,449)	368,398

OPERATING EXPENSES (INCOME):
Depreciation and amortization	2,116	-	2,116	353
Impairment loss	-	-	-	1,000,000
Compensation and related costs	121,493		121,493	434,921
Administrative expenses	170,537	15,391	185,928	260,517
Professional fees	43,123	-	43,123	132,776
Bad debt expense	259,333	-	259,333	500,403
Freight	-	(17,840)	(17,840)	-
Total Operating Expenses, Net	596,602	(2,449)	594,152	2,328,970

OTHER INCOME (EXPENSE):
Amount received from AVI settlement.	125,000	-	125,000
Interest expense, net	(154,227)	-	(154,227)	(43,750)

TOTAL OTHER INCOME, NET	(29,227)	-	(29,227)	(43,750)

NET LOSS APPLICABLE TO COMMON SHARES	$(625,829)	$0	$(625,829)	$(2,004,322)

NET LOSS PER BASIC AND DILUTED SHARES	(0.01)	$-	$(0.01)	$(0.039)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	54,620,586	-	54,620,586	51,620,540

Applied Wellness
Statement of Cash Flow

	YEAR TO DATE

	12/31/2007	12/31/2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(625,831)	$(2,004,322)
Adjustments to reconcile net loss to net cash (used in) operating activities
Impairment loss	-	1,000,000
Provision for uncollectible accounts	-	500,403
Interest Expense Accrual		20,000
Depreciation	2,116	353
Changes in assets and liabilities
Decrease (increase) in account receivable	321,974	(288,263)
Decrease (increase) in notes receivable - related party	-	(111,786)
Decrease (increase) in prepaid expense	86,017	(99,767)
Increase (decrease) in accounts payable and accrued expenses	(32,033)	180,143
Increase in payroll taxes payable	46,458	71,789
Total adjustments	424,532	1,272,872

Net cash provided by (used in) operating activities	(201,299)	(731,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to note payable	-	(35,000)
Loan from officer	74,760	-
Convertible loans payable	85,513	800,000
Issuance of common stock	3,100
Liability for stock to be issued	(12,500)	12,500

Net cash provided by (used in) financing activities	150,873	777,500

CASH FLOWS FROM INVESTING ACTIVITIES
Atlant International Holding	(30,000)	(75,000)
Fixed Assets - Computer Equipment & Furniture	-	(8,760)

Net cash provided by (used in) investing activities	(30,000)	(83,760)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(80,426)	(37,710)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	81,457	119,167

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,031	81,457

NEW LIFE SCIENTIFIC, INC.
(FORMERLY NEVADA HOLDING GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

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
AS OF DECEMBER 31, 2007

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
AS OF DECEMBER 31, 2007

Start-up Costs

In accordance with Statement of Position 98-5, “Accounting for Start-up Costs”, the Company has expensed all of their costs relating to the start-up in the period in which those costs related to.

Loss Per Share of Common Stock

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

The following is a reconciliation of the computation for basic and diluted EPS:

	DECEMBER 31, 2007	DECEMBER 31, 2006

Net Loss	(750,829)	(2,004,322)
Weighted-average common shares outstanding (Basic)	54,620,686	18,297,011
Weighted-average common stock equivalents:
Stock options and warrants —
Weighted-average common shares outstanding (Diluted)	54,620,586	18,297,011

As of December 31, 2007, the Company had granted Cornell Capital warrants to purchase (i) 3,500,000 shares of Common Stock at $0.17 a shares, (ii) warrants to purchase 3,500,000 shares of Common Stock at $0.19 per share, (iii) warrants to purchase 4,000,000 shares of Common Stock at $0.20 per share; (iv) warrants to purchase 4,000,000 shares of Common Stock at $0.25 per share, (v) warrants to purchase 2,000,000 shares of Common stock at $0.30 per share and (vi) warrants to purchase 2,000,000 shares of Common Stock at $0.35 per share.,

Recent Accounting Pronouncements

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
AS OF DECEMBER 31, 2007

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

NOTE 6 - SUBSEQUENT EVENTS

NOTE 7 - PROVISION FOR INCOME TAXES

At December 31, 2007, the Company had deficits accumulated during the development stage approximating $2,892,709) available to offset future taxable income through the foreseeable future. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8 - STOCKHOLDERS’ EQUITY

On February 26,, 2008, the Company’s directors and shareholders authorized a reverse split of the outstanding common shares of the Company at the rate of one share for each 50 shares outstanding. The reverse split was declared effective on March 24, 2008. All share information and per share data has been adjusted and noted to reflect the reverse stock

NEW LIFE SCIENTIFIC, INC.
(FORMERLY NEVADA HOLDING GROUP, INC.)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

On March 30, 2004, the Board of Directors authorized the issuance of 2,285,714 common shares of common stock to Netter LLC, a New Jersey corporation. These shares were in exchange for assuming all of the outstanding liabilities of the Company of $80,000. Since no formal settlement agreement has been entered into with the respective vendors, the Company reflected the $80,000 as a note receivable related to the issuance of common stock on the accompanying balance sheet. In connection with this issuance, the Company effected a change in control.

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

At DECEMBER 31, 2007, net deferred tax assets approximated the following:

Deferred tax asset	$746,000
Less: valuation allowance	(746,000)
Net deferred tax asset	$-0-

As of December 31, 2007, the Company had deficits accumulated during the development stage approximating $ (2,266,879) available to offset future taxable income for years 2008 and 2009. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

NOTE 10 – LITIGATION

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the most recent fiscal year ending December 31, 2007, there have been no disagreements with Larry O’Donnell, CPA, PC, our independent auditor for the year ended December 31, 2007, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

Specifically the company was late in filing annual report.

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

Henry Val assumed his positions as our Chief Executive Officer, Chief Financial Officer, President and a director in March 2004. In addition to his positions with us, since January 1998, Mr. Val has been Chief Executive Officer and Chairman of the Board of MaxPlanet Corp., a publicly held Delaware corporation based in New Jersey, an integrated Internet development company which focuses on creating and expanding strategic alliances for its network of consumer and business oriented websites. He has been associated with MaxPlanet since 1993, as a consultant. Since January 2003, Mr. Val has also been manager of Delta Capital LLC a privately held limited liability company engaged in management and business consulting. In 2005 Mr. Val devoted 100% of his time to our business. In March of 2008, Mr. Val resigned as Chief Executive Officer and President

Dr. Wieslaw J. Bochenek, M.D., Ph.D., F.A.C.P. was elected to our board of directors and was appointed as our President on June 16, 2005. Dr. Bochenek provides strong leadership and experience to us, including fifteen years in the pharmaceutical industry with prior academic, clinical and bench research experience in the therapeutic areas of gastroenterology, diabetes, lipids, and osteoporosis. Dr. Bochenek also has an appointment as an Adjunct Clinical Associate Professor of Medicine at the Division of Gastroenterology, University of Pennsylvania, Philadelphia, Pennsylvania. Dr. Bochenek's previous positions range from Associate to Senior Director of Drug Development, including; developmental strategies from pre-clinical through NDA submission; supervision of the conduct of clinical projects (Phase II - IIIb) using in-house teams and CROs; medical monitoring of domestic and international phase I, II, III and IIIb, IV trials; and close interaction with drug discovery and pre-clinical drug development. Mr. Bochenek resigned from the board of directors effective July 7, 2007.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and person who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. The information contained below herein under “Item 11, Security Ownership of Certain Beneficial Owners and Management” is correct as of the date of this report. No Form 5’s for the fiscal year ended December 31, 2007 have been filed as of yet.

ITEM 10. EXECUTIVE COMPENSATION.

Remuneration

The following table reflects all forms of compensation for services to us for the fiscal years ended December 31, 2007, 2006 and 2005 of our Chief Executive Officer.

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION      LONG TERM COMPENSATION
NAME AND PRINCIPAL POSITION	FISCAL YEAR	OTHER SALARY	ANNUAL BONUS	RESTRICTED UNDERLYING AWARDS	STOCK COMPENSATION	SECURITIES OPTIONS (NO. OF SHARES)	ALL OTHER COMPENSATION
	2007	0	0	0	0	0	0
Henry Val Chief Executive Officer And President	2006	$89,340.00	$25,000.00	0	0	0	0
	2005	$84,000(1)	0	0	0	0	0
	2007	0	0	0	0	0	0
Wieslaw J. Bochenek	2006	$57,884.64	$12,500.00	0	0	0	0
	2005	$0	0	0	0	0	0

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Michael Val	9,907,859	18.14%
Common	Invapharm LLC	6,000,000	11.65%
Common	All Officers, Directors and Shareholders as a Group		29.79%

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

(a) Exhibits

14.1 Financial Code of Ethics

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

We did not file any reports on Form 8-K during the last calendar quarter of the fiscal year ended December 31, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES AUDIT FEES AND AUDIT

For our fiscal year ended December 31, 2007, we were billed approximately $13,114, respectively, for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2007.

TAX FEES

For our fiscal years ended December 31, 2007 and December 31, 2006, we were billed approximately $0 and $0, respectively, for professional services rendered for tax compliance, tax advice and tax planning.

ALL OTHER FEES

We did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended December 31, 2007 and December 31, 2007

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 4, 2008.

NEW LIFE SCIENTIFIC, INC.

By :	/s/ Richard Amy
Henry Val, Chief Executive Officer, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 8, 2008.

By :	/s/ Henry Val
Henry Val, Chief Financial Officer