Form 10QSB
period 2008-03-31
Applied Wellness Corp
filed 2008-05-27
CIK 1134011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-32321
______________

APPLIED WELLNESS CORPORATION
(Exact name of small business issuer as specified in its charter)
______________

Nevada	88-0440989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7710 Balboa Ave, Suite 323, San Diego, CA	92111
(Address of principal executive offices)	(Zip Code)

866-522-5262
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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2008: 2,014,813 (post split) shares of common stock or 100,740,650 shares of common stock (pre-split).

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION
 Item 1.  Financial Information

 Applied Wellness Corporation
Balance Sheet

	March 31, 2008	March 31, 2007

ASSETS
Current Assets
Cash and cash equivalents	$22,417	$7,661
Accounts Receivable	18,436	273,121
Prepaid - Laboratory	-	33,517
Prepaid - Financing Cost	11,875	59,375
Prepaid - Other	-	5,000
Receivable from Energy Balance Resources	52,000	-

Total Current Assets	104,728	378,674

Property, Plant & Equipment, Net	5,762	7,878

Investment - Atlan International Holding	105,000	105,000
	-

TOTAL ASSETS	$215,490	$491,522

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities

Accounts payable and accrued expenses	$203,153	$210,546
Payroll taxes payable	118,247	118,247
Convertible loans payable	926,013	860,513
Liability for stock to be issued	-	12,500
Loan from officer	75,279	-
Note Payable- QLT Inc.	15,000	-

Total Current Liabilities	1,337,672	1,201,806

Total Liabilities	1,337,672	1,201,806

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.001, 1,000,000,000 shares authorized and 100,740,065 shares issued and outstanding	$100,740	$51,620
Additional paid-in capital	1,898,069	1,862,819
Subscription receivable	(80,000)	(80,000)
Deferred compensation	(75,727)	(75,727)
Accumulated Deficit	(2,958,994)	(2,468,966)

Total Stockholders' (Deficit)	(1, 115,732)	710,254

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$221,490	$491,522

Applied Wellness Corporation
Statement of Income

	YEAR TO DATE		THREE MONTHS ENDED
	3/31/2008	3/31/2007	3/31/2008	3/31/2007

INCOME
Sales	234,543	-	234,534	-
Cost of Goods Sold	222,565	-	222,565	-

Gross Profit	$11,978	$-	$11,978	$-

OPERATING EXPENSES
Depreciation and amortization	529	529	529	529
Compensation and related costs	21,328	87,977	21,328	87,434
Administrative expenses	12,031	51,959	12,031	59,959
Professional fees	12,000	9,250	12,000	9,250
Interest expense, Net	32,375	52,372	32,375	53,272
Bad debt expense		-	-	-
Total Operating Expenses	79,225	202,087	79,225	202,087

NET LOSS APPLICABLE TO COMMON SHARES	$(66,285)	$(202,087)	$(66,285)	$(202,087)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.001)	$(0.004)	$(0.001)	$(0.004)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	100,740,650	51,620,540	104,740,650	51,620,540

Applied Wellness Corporation Statement of Cash Flow

	YEAR TO DATE
	3/31/2008	3/31/2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,285)	$(202,087)
Adjustments to reconcile net loss to net cash (used in) operating activities	-	-
Depreciation and amortization	529	529
Bad debt expense	-
Interest expense accrual	-	20,000
Changes in assets and liabilities
Decrease (increase) in accounts receivable	(1,633)	62,656
Decrease (increase) in notes receivable - related party	-
Decrease (increase) in prepaid	11,875	11,875
Increase (Decrease) in accounts payable and accrued expenses	20,900	(3,740)
Increase in Note Payable	15,000	-
Increase in payroll taxes payable	-	46,458
Total adjustments	(19,614)	(84,309)

Net cash (used in) operating activities	(19,614)	(84,309)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment to note payable	-	-
Loan receivable	-	-
Loan from officer	500	-
Convertible loans payable	20,500	40513
Additional paid-in capital	75,000	-
Liability for stock to be issued	-	-

Net cash provided by financing activities	96,000	40,513

CASH FLOWS FROM INVESTING ACTIVITIES
Atlan International Holding		(30,000)
Proceeds from Equity Investing	32,250

Net cash provided by investing activities	32,250	(30,000)
.
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	108,636	73,796

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,031	81,457

CASH AND CASH EQUIVALENTS - END OF PERIOD	$109,667	$7,661

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Acquisition of Nova reverse merger subscription receivable	$(80,000)	$(80,000)
Acquisition of Nova reverse merger deferred compensation	$(75,727)	$(75,727)

APPLIED WELLNESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

Applied Wellness Corporation (the “Company”), was originally organized October 28, 1999, as a Nevada corporation. The Company was organized for the purpose of acquiring equity positions in start up and existing companies. The Company also provided companies with consulting services with regard to raising capital, equity formation and development of management teams, implementing marketing programs when appropriate and guidance in filing registration statements. The Company no longer conducts these business activities. Instead, the Company sells therapeutic foot bath devices to the public through its acquisition of EBR Wellness Products, which occurred in January of 2008. The Company changed its name from New Life Scientific, Inc. to Applied Wellness Corporation on February 26, 2008. In addition, on February 26, 2008, the Company effect a 1 for 50 reverse split of all outstanding shares of stock.

On May 5, 2006, we entered into a Securities Purchase Agreement for a total subscription amount of $1,050,000 that included Stock Purchase Warrants and Secured Convertible Debentures with Cornell Capital Partners, LP (“Cornell”). The initial funding of $350,000 was completed on May 5, 2006 with Cornell and evidenced by a secured convertible debenture. Additionally, Cornell received warrants to purchase Nineteen Million (19,000,000) shares of the Company’s Common Stock. The secured convertible debentures are convertible into shares of our common stock at a rate equal to the lesser of (a) $0.16 or (b) ninety five percent (95%) of the lowest Closing Bid Price of the Common Stock during the twenty five (25) trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP. The Convertible Debentures are secured by a lien on all of the Company’s assets and by all of the assets of the Company’s subsidiaries pursuant to the Security Agreements entered into with the Investors. After the initial investment aggregating $350,000 by the above parties, there is an additional commitment from the parties in the percentages set forth above as follows: within 2 days of filing A registration statement, $450,000 principal amount; and within 2 days after the effectiveness of this registration statement, $250,000 principal amount.

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

APPLIED WELLNESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
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

APPLIED WELLNESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF March 31, 2008
(UNAUDITED)

(Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for the periods presented. The March 31, 2008 numbers are adjusted on a pre-reverse split basis for ease of comparison. The adjusted post-split number of shares outstanding on March 31, 2008 is 2,014,813 shares of Common Stock.

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31, 2008	March 31, 2007

Net Loss	(66,285)	$(202,087)
Weighted-average common shares outstanding (Basic)	100,740,650	51,620,540
Weighted-average common stock equivalents:
Stock options and warrants		-

Weighted-average common shares outstanding (Diluted)	100,740,650	51,620,586

There are no options or warrants outstanding as of March 31, 2008, and no options or warrants have been granted to date, other than Cornell warrants.

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

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment, “FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its’ results and financial position.

APPLIED WELLNESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

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

NOTE 5 - PROVISION FOR INCOME TAXES (CONTINUED)

At March 31, 2008, the Company had deficits accumulated during the development stage approximating $(2,948,994) available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 6 - STOCKHOLDERS’ EQUITY

On February 26, 2008, the Company effected a 1 for 50 reverse stock split of all outstanding shares of Common Stock.

NOTE 7 - GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses since inception, and is currently just evolving from being in the development stage. There is substantial doubt as to whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management states that they are confident that they can acquire projects and raise the appropriate funds needed either through a debt or equity offering to operate. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8 - LITIGATION

There are no legal proceedings currently pending against the Company

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

We are involved in and operate an integrative medicine therapy device sales business that sells low-level cellular detoxification equipment and products. We became involved in this business through our acquisition of EBR Wellness Products, Inc. in January of 2008. Prior to this acquisition, we were involved in bio and pharmaceutical development and clinical research utilizing new dry delivery systems and medical devices. We were incorporated under the laws of the State of Nevada on October 28, 1999, under the name “TMA, Inc.” In December 2000, we amended our Articles of Incorporation, changing our name to Nevada Holding Group Inc. On March 1, 2005, we changed our name to New Life Scientific, Inc. On February 26, 2008, we changed our name to Applied Wellness Corporation.

We were originally organized for the purpose of acquiring equity positions in start-up and existing companies. We also provided companies with consulting services with regard to raising capital, equity formation, development of management teams, implementing marketing programs when appropriate, and guidance in filing registration statements. We no longer conduct these business activities.

On February 16, 2006, our Board of Directors approved the acquisition of the remaining 50% of Invamed Pharma Inc., not currently owned by us from Invapharm LLC. This agreement called for the issuance of 6,000,000 shares of newly issued restricted shares of our common stock.

On May 3, 2006 we entered into a strategic alliance with Biorigen Srl, (Genoa, Italy), a biotech company with certain intellectual properties and Centro Biotecnologie Avanzate (Genoa, Italy) to pursue development of a series of research projects, the first one being the project of “Bone Repair by Tissue Engineering” that is using novel biotechnology. Under the agreement, along with Biorigen, we were to establish a joint venture which obtains global rights with Biorigen Srl retaining rights for the European Union and countries of the Mediterranean Basin and Middle East. The new technology is intended to treat large bone defects, due to either pathologies or trauma and can also be used for modeling of bone in repair of bone defects. The final goal of the project was the commercialization of a new bone grafting/modeling technology. We have focused away from this project to concentrate on the sales of our therapeutic product lines.

General Business Plan

Our primary operations related to our integrative medicine therapy device sales business. We are distributors of biotech devices for non-invasive therapeutic applications based on ionic therapy technologies. Applications for these devices include a number of pain, circulatory and inflammatory conditions such as muscle and joint pain, neck and back pain, carpal tunnel, headaches and allergies.

Results of Operations

Comparison of Results of Operations for the three month period ended March, 2007 and 2008

For the 3 month period March 31, 2008 the Company generated $234,543 in sales revenue compared to no revenue during the three month period ended March 31, 2007. The increase in our revenue was due to the sale of our foot bath products.

For the three months ended March 31, 2008, we paid compensation and related costs of $21,328 to our employees compared to $0.00 for the three months ended March 31, 2007.

For the three months ended March 31, 2008, we incurred professional fees of $12,000 compared to $9,250 for the three months ended March 31, 2008. This was attributable to the fact that we had recently begun our integrated operations of EBR Wellness Products and had incurred additional costs preparing for our SEC filings.

General and administrative expenses were $12,031 during the three months ended March 31, 2008, compared to $87,977 during the comparable period in 2007. This decrease was primarily attributable to the fact that we leveraged our executive officers extensively during this fiscal period.

As a result, we incurred a net loss of $(66,285) for the three months ended March 31, 2008 or $.001 per common share as compared to a net loss of $(202,087) or $.004 per common share during the comparable period in 2007.

Liquidity and Capital Resources

At March 31, 2008, we had cash of $22,417. Because we are not currently required to pay cash salaries to our officer/directors, management believes that we have the ability to continue operations through the foreseeable future. In order to grow our operations, we will need to raise additional equity capital. There is no guarantee that such capital will be available to the Company. In the event such capital is not available, our growth will be adversely affected.

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

Inflation

Although management expects that our operations will be influenced by general economic conditions once and if we implement our new business plan of engaging in a business combination and we commence generating revenues, we do not believe that inflation had a material effect on our results of operations during the quarter year ended March 31, 2008.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are currently no legal proceedings pending against the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In February, 2008 the Company sold 2,500,000 shares of Common Stock to Tatiana Tessmer. On February 21, 2008, the Company sold Ms. Tessmer an additional 38,641,548 shares of Common Stock.

On January 20, 2008, the Company issued 1,000,000 shares of Common Stock to Dimitri Nadeev for services rendered.

On February 21, 2008, the Company issued 2,000,000 shares of Common Stock to New Venture Attorneys for services rendered.

The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. The above issuance of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. The investors were each sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the note holders set forth above had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

Item 3.  Defaults Upon Senior Securities.

Company was advised of being in default on its agreement with Cornell Capital Partners, LP.

Item 4.  Submission of Matters to a Vote of Security Holders.

In February, 2007, the Company solicited and obtained the consent of its stockholders for the change of the name of the corporation from New Life Scientific, Inc. to Applied Wellness Corporation and the effectuation of a 1 for 50 reverse stock split.

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports.

(a)

(b)    Exhibits

Exhibit Number	Exhibit Title
3.1	Amendment to Articles of Incorporation
31.1	Certification of Dr. Richard Amy and Henry Val 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Dr. Richard Amy pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Henry Val pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

NEW LIFE SCIENTIFIC, INC.

By:	/s/ Richard Amy
Henry Val
Chief Executive Officer
Principal Financial Officer

Dated: May 25, 2008